Form 10KSB
period 2006-06-30
INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
filed 2006-10-13
CIK 1357577

#

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.

Commission file number:  000-51870

State or other jurisdiction of incorporation or organization:  NEVADA

I.R.S. Employer Identification Number:  20-0667864

7025 North Espe

Spokane, Washington 99217-9788

Telephone:  (509) 922-8804

COMMON STOCK $0.001 PAR VALUE

Securities registered under Section 12(b) of the Exchange Act

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer’s revenues for its most recent fiscal year.  $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold (on June 23, 2006 at $0.20 per share), as of September 30, 2006 was $97,000.*

The number of shares of Common Stock, par value $0.001, of the issuer outstanding as of June 30, 2006, was 11,120,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No  X

FORWARD LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology.

All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.

Business.

Business Development

On June 29, 2006 Integrated Micrometallurgical Systems, Inc. (“IMS”), a Nevada corporation and ECZ, Inc. (“ECZ”), a Nevada corporation and a reporting company under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) whereby IMS acquired all of the outstanding shares of common stock of ECZ from its sole shareholder in exchange for payment of $4,000 cash.  IMS was the surviving corporation in the transaction and its officers and directors became those of the surviving corporation.  The sole director and officer of ECZ resigned on the effective date of the merger.  The Merger was approved by the unanimous consent of the Board of Directors of IMS on June 29, 2006.  Subsequent to the merger, the Company elected to change its year end from December 31 to June 30.  Management’s discussion and analysis compares the current short-period end (June 30, 2006) to the prior year end of December 31, 2005.

ECZ was a blank check company incorporated on December 21, 2005 and had no business activities prior to the date of the Acquisition Agreement.  Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, IMS is the successor issuer to ECZ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act").  The purpose of this transaction was for IMS to succeed to the registration status of ECZ under the Exchange Act pursuant to Rule 12g-3.  ECZ, a reporting company was not engaged in any business.  ECZ was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate.

Introduction, Business Strategy

Integrated Micrometallurgical Systems, Inc. ("IMS"), was incorporated in Nevada on May 10, 2004.

IMS markets a unique processing technology in the field of science known as Tribology.  The Company intends to also market custom equipment in the field of industrial coatings or sometimes referred to as metal protection technologies.  The Company utilizes a proprietary technology called NeoMetx(tm) for its coating process.  NeoMetx(tm) technology offers metal surface coating to reduce friction, wear, and corrosion of mechanisms with direct metal-to-metal contact.  Conventional methods of metal coating generally consist of thermal spray of layers of material onto the surfaces to reduce friction and wear, which subsequently require maintenance as surface treatments often crack, chip, peel and delaminate.  The NeoMetx(tm) technology creates an entirely new surface, which alters the molecular structure of the surface metal, by dispersing dry chemical compounds into the substrate of the treated piece.  The end product becomes part of the metal and is unlike conventional treatments where layers have to adhere to the surface.

NeoMetx(tm) has been developed by Dr. Paul Vose.  Dr. Vose, as the inventor holds the patent pending applications on this process, which have been assigned to the Company pursuant to an existing exclusive License Agreement between Dr. Voss and the Company.   Dr. Vose is not a shareholder in the Company, but will receive certain consideration in the form of a royalty for all goods and services sold by the company.  The license of this technology to IMS to continue Research and Development, as well as to undertake commercialize of the processing technology.  The exclusive License Agreement relates to intellectual property, trade secretes and several applications for patents.

IMS plans to commercialize this technology through variety of strategies; 1) through licensing activities and sales of disposable compounds; 2) through the sale of custom processing equipment; and 3) by processing metal components for third parties as a vendor. IMS, subject to securing additional working capital with move forward with the commercialization process, while at the same time continuing to conduct a Research and Development effort to further improve the potential of this technology and discover new applications.

Our executive offices are located at 7925 North Espe, Spokane, WA  99217-9788

Integrated Micrometallurgical System’s fiscal year end is June 30.

Integrated Micrometallurgical Systems Business Strategy

Integrated Micrometallurgical Systems, Inc. intends to market a processing technology and sells custom processing equipment which is tailored to specific applications in the field of industrial coatings.  The general objectives of the processes available in the industrial coating field are increased resistance against wear and corrosion.  IMS’ process results in the final product with at least the same or better performance than other products on the market, which are more complex than the IMS process.  One of the major advantages of the IMS process is that its coating procedure can be applied at “normal” atmospheric conditions and deliver a finished end product with an integrated-reengineered surface without a layer on top of the original surface.  This makes the IMS product easier to apply, at a lower cost and there is no compromise in the tolerances of the component.

While many of the other coating processes could be replaced by the IMS NeoMetx(tm) process, the realistic characterization is that this transition will take time, but because it offers a lower cost with improved performance, over time it can replace some of the coating processes currently being used.

The company operates in the field of industrial coatings, in a competitive and very fragmented environment on the supplier side, and diverse industries on the customer side. The Company’s objective will be to grow into a full service company, whereby it will subcontract many of the tasks.  The following is a summary of the products and services to be offered by the Company, providing the basis for revenues:

•

Develop customer specific solutions to surface engineering issues as specified by customers, with emphasis on industries which require solution for increased lubrication, enhanced corrosion resistance, increased longevity of parts with heavy friction use.

•

Design, produce and deliver application equipment for low and high quantity applications.

•

Produce and deliver application materials (chemical compounds).

•

Conclude exclusive and/or non-exclusive license agreements with customers/ distributors in the U.S. and/or abroad (worldwide).

•

Surface treatment of singular or small quantity parts as a service to specific companies, organizations or government agencies.

Marketing and Sales

We do not intend to manufacture the products we may develop.  We intend to contract out the bulk of the manufacturing of the systems and products pursuant to agreements with other third party companies.  We intend to license to, or enter into strategic alliances with other companies in the surface treatment industry, which are equipped to manufacture and/or market our products, if any, through their well developed distribution networks.  We may, however, do the initial marketing for the different products, before deciding on the cooperation partners, and may undertake such activities as sales through a franchising network for specific products, in which case we would subcontract the manufacturing of the product(s), and outsource the distribution.  The best suited business form will be decided on a case-by-case basis.

IMS plans to expand its business by undertaking the following marketing strategies:

1.

Develop customer specific solutions to surface engineering issues and problems, with emphasis on industries which require solution for increased lubrication, enhanced corrosion resistance and increased longevity of parts with heavy friction use.

2.

Design, produce and deliver custom application and processing equipment for utilization of low and high quantity applications.

3.

Produce and deliver approximately 50 different chemical compounds.

4.

Enter into exclusive and/or non-exclusive license agreements with customers and distributors in the U.S. and worldwide.

5.

Surface treatment of singular or small quantity parts as a service to specific companies, organizations or government agencies.

Patents and Intellectual Property

We are substantially dependent on our ability to obtain and maintain patents and proprietary rights for our product candidates, particularly those relating to the technology underlying our core technology which relates to methods we us to treat metal surfaces with the NeoMetx(tm) process, our lead product and to avoid infringing the proprietary rights of others.

Below is a summary and status of the various patent applications and trademarks filed as of this date and to be owned by the Company.

A patent filed October 12, 2004 titled Compositions and Methods Relating to Tribology.  Filing Receipt # *OC000000014332796*.  Code for filing abroad under the Paris Convention is serial number US60/618,285.  This is the master patent by which all other patents will be based.  Response to first set of comments from U.S. Patent and Trade Office was filed on October 4, 2005 including a response to file missing parts including declaration, the legal assignment to Integrated Micrometallurgical Systems, Inc. with copy of the license agreement, formal figures and preliminary amendments.  A secondary set of comments from the U.S. Patent and Trade Office is expected in September or October 2006.  Current status is Patent Pending and management of IMS believes confirmation will be forthcoming.

A second patent application was filed as a provisional on December 16, 2004 titled Systems and Methods Related to Particle Kinematics and Recycling of Lubricating Bombardment Particles Relating to Tribology.  Based within the master patent, this patent deals with the proprietary designs of the mechanisms for delivery of the NeoMetx technology.  Serial number is 60/637,323 and the file number is 2353-2-2.  The provisional was converted from provisional status to standard patent application on November 29, 2005.  This Patent is currently pending and we are expecting comments from U.S. Patent and Trade Office in fourth quarter 2006.

A copy of the patent titled Compositions and Methods Relating to Tribology was filed with the International Bureau of WIPO on October 11, 2005.  The filing receipt is PCT/US2005/036915.  The patent was accepted under the Patent Cooperation Trade Agreement and published on April 20, 2006 under publication number WO 2006/042317 A2.

A patent application for Malaysia was filed on October 11, 2005 under the title Compositions and Methods Relating to Tribology based on application numbers US 60/618,285 & US 11/183,178.  The Malaysian Patent Application was assigned number PI 20054777.  Status is Patent Pending and awaiting a request for examination date on or before October 11, 2007.

The trademark NeoMetx, was filed November 4, 2004 and received a file number: 78-511,379 by the USPTO.  Final acceptance and confirmation for trademark use by the U.S. Patent and Trademark office was issued under file number 78-511,379 and granted February 2, 2006.

IMS Exclusive Technology License Agreements

On May 25, 2004, pursuant to an Exclusive Technology License Agreement and Right to Purchase Patents entered into with ECZ, Inc., our predecessor in interest, we obtained an exclusive license from Paul Voss Ph.D. to a patent application and any proprietary technology developed by Dr. Voss.  A patent application covered by the license agreement relating to this technology titled “Compositions and Methods Relating to Tribology” was subsequently filed on October 12, 2004 and as of this date has not yet issued.   Dr. Voss also agreed, in the event that he was granted domestic or foreign patents in the future, Dr. Voss would within 60 days; assign all right, title and interest in such patents to IMS.  IMS must pay a royalty of 3% percent on of the net selling price per unit of any licensed product sold by IMS.  IMS was granted the right to enter into exclusive sublicenses concerning the licensed technology upon written authorization from Paul Voss.  IMS will retain 70% of any royalty income and must pay to Dr. Voss 30% of any royalty income on all product royalty income per unit received by IMS from a sub-licensee.  In addition, IMS undertakes to pay to Dr. Voss fifty percent of any license fee paid as part of a sub-license agreement.

Under the License Agreement, we are obligated to pay all patent filing, prosecution and maintenance costs.  Dr. Voss, the licensor, has the first right to bring suit against any third party infringers and is responsible for all of our costs and expenses incurred in conjunction with such suit.  If Dr. Voss chooses not to bring such a suit, we have the right to do so, and will pay the costs and expenses of such a suit against a third party infringer.  Either party shall be entitled to recovery of damages in a suit against a third party infringer brought by that party.

Under the License Agreement, the license terminates upon expiration of the last to expire of the licensed patents or patents to be filed in the future concerning the proprietary IMS technology.  IMS can terminate the License Agreements upon sixty day notice.

Under the License Agreements, either party can terminate the Exclusive Technology License Agreement if the other party defaults in the performance of any obligation under the agreement, is adjudged bankrupt, becomes insolvent, makes an assignment for the benefit of creditors or is placed in the hands of a receiver or trustee in bankruptcy, and such default or circumstance is not cured within 30 days after receiving notice by the other party specifying such default or circumstance.  Termination of the agreement would not relieve either party of any obligation to the other party incurred prior to such termination.

Competition

In the field of coating and surface treatment, many different processes are known today.  The field includes a number of well established competitors, who have more years of experience in the coating industry and are better financed to capture market share of the metal coating business.  Some of the larger competitors in the coating arena include:  Praxair Surface Technologies, Inc., Akzo Nove, Inc., Balzer, Inc., White Engineering, Inc., Accurate Metallizaing, Inc., Northeast Coating, Inc., Precision Coating, Inc., Metallurgical Processing, Inc., Sulzer Plasma, Inc. South West Impreglon, Inc.  Each of these companies covers an extensive spectrum of different coating processes.

Employees

We currently have one full time employee who serves as and officer and directors, two consultants on retainer, one of which is an officer and directors and we utilize part time employees on an as needed basis. Until the Company can demonstrate profitability on a consistent basis and secure additional operating capital, the Company does not plan on adding any new full time employees.

Item 2.

Description of Property.

Our operations are conducted from our offices in Spokane, Washington.  We sub-lease approximately 1,000 square feet of office and research and development space in Spokane, Washington on a month by month renewable basis at a rental rate of $500 per month.

Item 3.

Legal Proceedings.

We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

Item 4.

Submission of Matters to a Vote of Security Holders

IMS has not submitted any matters to a vote of its stockholders as of this date.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is not traded or quoted on any securities exchange or quotation medium, and there is currently no market for our common stock, and a market may never develop for it.  It is our intention to undertake an initial public offering or engage in another strategy to have our common stock eligible to be quoted on the over-the-counter bulletin board, administered by the NASD.  There can be no assurance that a substantial trading market will ever develop for our common stock, or be sustained, if developed, or that current or future shareholders will be able to resell their securities or otherwise liquidate their investment without considerable delay, if at all.

We have not obtained a market maker who has agreed to file an application for our securities to be quoted on the over-the-counter bulletin board, and obtaining a quotation will be up to the over-the-counter bulletin board. Thus, there can be no assurance that the NASD will accept our market maker’s application on Form 211. A public market for our common stock may never develop. The over-the-counter bulletin board and the pink sheets are quotation systems, which allow brokers to buy and sell shares of stock quoted “by appointment.” The results are announced electronically. This differs from a stock market, such as the NASDAQ, which actually executes trades in over-the- counter securities electronically, and which and stock exchanges, such as the New York Stock Exchange and the American Stock Exchange, which utilize brokers on a trading floor to execute buy and sell orders, which are then reported electronically.  Also, the NASDAQ stock market and stock exchanges have listing standards, which require companies to have a minimum number of shareholders and minimum capitalization and share prices in order to obtain and maintain a listing with them. Stocks traded on the over-the-counter bulletin board and the pink sheets, unlike the NASDAQ stock market and exchanges, have very limited liquidity and, as a result, investors may not be able to sell all their shares at a favorable price or at all.

Penny Stock Status

If and when we create a market for our common stock, our common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934.  This makes it obligated to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

The broker or dealer, who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for our stock.  For individuals who wish to buy or sell penny stocks without a broker-dealer, there is no determination of suitability of the transaction, except for what judgment is made by the individual investor.

Transfer Agent, Warrant and Registrar

The transfer agent, warrant agent and registrar for the Common stock is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of June 30, 2005 there were approximately 48 holders of record of Integrated Micrometallurgical System’s common stock, of which 11,120,000 were issued and outstanding as of June 30, 2006.

We have never paid cash dividends on our common stock.  We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	2,525,000	$0.20	300,000
Equity compensation plans not approved by security holders (2)	0	$0	2,400,000
Total	2,525,000	$0.20	300,000

(1)

On May 11,, 2004 the shareholders of IMS adopted the 2004 Stock Option Plan with  1,275,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of IMS.

(2)

On May 11, 2004, we granted options outside of our 1999 Stock Option Plan to IMS shareholders other than officers, directors, employees, consultants and advisors.  No securities have been issued at this time.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

During 2004, the Company made a private offering of shares of common stock of the Company pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended, whereby it sold 1,325,000 shares of the restricted Common Stock of the Company for cash of $265,000.

During 2005, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 782,500 shares of the restricted Common Stock of the Company for cash of $156,500.

From January 1, 2006 until June 30, the company sold an additional 512,000 share of restricted common stock pursuant to Regulation D, Rule 506 for cash of $102,500.

From inception until June 30, 2006, the Company has issue a total of 2,620,000 shares at $.20 per share to a total of 59 individuals and companies.  Of this number 59 were deemed to be accredited investors.  These shares were issued pursuant certain exempts from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 504 and 506 of the Securities Act.  Gross proceeds of $524,000 were paid to IMS in this private placement as of June 30, 2006.

Item 6.

Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by contributions or loans from shareholders.  We are still in the development stage, and the only operations we have commenced consist of the development of our products for market.  In the year ended June 30, 2006, we had a net loss of $126,875, compared to a net loss of $250,812 at December 31, 2005 (the former year end of the Company).  We consider a comparison of the two years to be meaningful, although, in the prior year, we were not engaged in any business activities, other than finding a suitable merger candidate.

Liquidity and Capital Resources.

As of June 30, 2006, we had $2,597 in cash and cash equivalents, total current assets of $2,597 and a working capital deficit of $29,365, compared to a working capital deficit of $9,719 at December 31, 2005.  We consider a comparison of the two years to be meaningful, although, in the prior year, we were not engaged in any business activities, other than finding a suitable merger candidate.

Net cash used in operating activities during the fiscal year ended June 30, 2006 was $89,346, compared to net cash used of $218,189 during the year ended December 31, 2005.  We attribute the change to an increase in post merger operating expenses, and, therefore, a comparison with the prior year is meaningful, although the company was not engaged in business operations, other than the finding of a suitable merger candidate.

Net cash from financing activities for the fiscal year ended June 30, 2006 was $83,500.  Net cash from financing activities for the year ended December 31, 2005 was $171,500.  A comparison of the prior year is meaningful, as significant financing activities occurred.

Our current real estate sub-lease is on a month to month basis and requires a 30 day written notice to vacate.  We plan to finance our needs principally from the following:

•

our existing capital resources and interest earned on that capital;

•

sales of the Company’s sytems, if any;

•

licensing of technology; and

•

through future private equity or debt financing.

We believe that we have sufficient capital resources to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We will need to raise additional capital or generate additional revenue to complete our development of products and systems.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the twelve month period ending June 30, 2007, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Plan of Operations

In General.

Since commencement of operations in 2004, our efforts have been principally devoted to research and development activities, including the development of core technology, testing various applications of our technology, conducting additional research & development, recruiting management personnel and advisors, and raising additional capital.

Our current business strategy is to concentrate our financial resources primarily on the further development of our metal surface treatment technology and processing equipment designed to utilize our technology and related products.  In addition to the conducting test on products submitted to us by third party companies, we plan to continue to undertake research and development on our core technology and designing processing and application systems and equipment.

The Company’s management has established the baseline for the company’s Operating Plan.  This baseline sets the stage for the Company operational objective and will serve as the foundation for detailed Procedures.  The baseline is grounded on management’s experience at different function levels in a variety of industries.  This knowledge, together with information about peer companies, is an invaluable resource for determining the direction of the Company.

The major guiding principles are based on practicality and efficiency, and include:

•

While the Company operates out of the currently available facility and with the current personnel, this will be maintained until the volume of work, as a consequence of contracts, requires to change the facility and to hire additional personnel.

•

The decision about the scope of tasks executed by the Company itself vs. outsourcing and licensing to other companies will be done at the appropriate time, considering the marketing success in market environment to be characterized as extremely fragmented both on the supplier and the consumer side.  Ideally, the Company will pursue the R & D and limited marketing, while subcontracting and licensing everything else out to other companies.  The other strategy would be to establish IMS as a full service company with a network of affiliates and/or subsidiaries in most of the industrialized countries.

•

The basis for the Company’s success is the development of an advanced NeoMetxTM process.  Therefore, continued R & D is extremely important in order to stay ahead of the competition.

The paramount operating principles are Quality and Customer Satisfaction.  We believe that everything has to be done professionally and that quality does not only include the quality of a product, but also being able to deliver goods and services on a timely basis.  The overall objective is customer satisfaction which can only be reached by a team of dedicated persons selling and delivering excellent products and services

We have a history of losses and depend upon our principal shareholders or private offerings of our common stock for capital contributions.  There can be no assurance that we will be able to fund our operations for the next twelve months without such capital contributions.

Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves research and development activities on all levels of our NeoMetx technology.

We plan to continue product research on improving the efficiency of the NeoMetx(tm) technology.  We will begin development of variations of the product for specific markets.  We anticipate spending between $100,000 and $150,000 on further research and development over the next twelve months, depending on availability of capital for improvement of our product, including the development of new applications and new product development, using the NeoMetx(tm) technology.

We plan to conduct additional research and development of our product, we intend to improve the current system and design larger scale systems that may allow us to seek customers in different industries.

While we have no plans to relocate our current research facility within the next twelve months, in the event equipment or system purchases are made to customers, it will be necessary to relocate to a larger facility.  Such equipment or systems purchases to customers would require that we purchase additional equipment in the range of $100,000.  We may also need to hire up to three more full time employees, if we receive orders from customers.  We intend to contract out the bulk of the manufacturing of any equipment, with assembly, final testing and packaging of the systems to be done in house.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, technological advances, determinations as to commercial viability and the status of competitive products.  The focus and direction of our operations will also be dependent on the establishment of our collaborative arrangement with other companies, the availability of financing and other factors.

Since inception, we have financed our operations and capital needs from private placements of our common stock and financial contributions or loans from our shareholders.  We have no revenues, have experienced losses, and anticipate continuing to experience losses until the third or fourth quarter of 2007, when we expect that our operations can be commenced and we will start to generate limited revenue.  We are dependent upon equity offerings of our common stock and contributions from our principals to finance our operations.  We intend to commence a private offering of up to $1.0 million in common stock within the next twelve months, but there can be no assurance that this offering will be successful.  Alternatively, we will rely on our principal shareholders for financial contributions.  However, there are no firm commitments from our principal shareholders to contribute further capital at this time.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in note B to the financial statements included in this Form 10-KSB.  Our critical accounting policies are:

Revenue recognition:  Royalties will be recognized as revenue when the amounts earned become fixed and determinable.

Research, development costs:  Research and development costs are expensed as incurred.

Risks and Uncertainties

You should carefully consider the risks described below in evaluating IMS and our business.  If any of the following risks actually occur, our business could be harmed.  This could cause the price of our stock to decline.  This report on Form 10-KSB contains, in addition to historical information, forward-looking statements, including statements about future plans, objectives, and intentions, that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause or contribute to these differences include those discussed below and elsewhere in this report.

Risks Related to Our Business

We will need additional funds, and if we are unable to raise them, we will have to curtail or cease operations.

Our product development programs and the potential commercialization of our product candidates require substantial working capital, including expenses for in house and third party testing, manufacture of operating systems that can be sold to third party customers pursuant to a License Agreement.  Our future working capital needs will depend on many factors, including:

•

the progress and magnitude of our product development programs,

•

the scope and results of product development testing,

•

the costs under current and future license agreements for our product candidates, including the costs of obtaining and maintaining patent protection for our product candidates,

•

the costs of acquiring any technologies or additional product candidates,

•

the rate of technological advances,

•

the commercial potential of our product candidates,

•

the magnitude of our administrative and legal expenses, including office and research development facilities rent, and

•

the costs of establishing third party arrangements for manufacturing.

We have incurred negative cash flow from operations since we incorporated in May of 2004 and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we expect that we will need additional future financings in order to carry out our plan of operations beyond the next twelve months.

We may not be able to obtain adequate financing to fund our operations and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings could substantially dilute our stockholders.  If adequate funds are not available we will be required to delay, reduce or eliminate one or more of our product development programs, to enter into new collaborative arrangements on terms that are not favorable to us (i.e., the collaborative arrangements could result in the transfer to third parties of rights that we consider valuable), or to cease operations altogether.

We have a limited operating history.  We have a large accumulated deficit and may never become profitable.

We have a limited operating history upon which investors may base an evaluation of our likely future performance.  Since we began operations in 2004 we have been engaged in developing our research programs, recruiting outside directors and key consultants.  We have not generated any revenue to date other than interest income.  Our only income other than equity financings has been a modest amount of interest income.  As of June 30, 2006, we had an accumulated deficit of $647,191 and our operating losses are continuing.

We have no products available for sale and we may never be successful in developing products suitable for commercialization.

All of our product candidates are at an early stage of development and all of our product candidates will require expensive and lengthy testing.  None of our product candidates have been approved by regulatory authorities.  We have no products available for sale and we do not expect to have any products commercially available for several years, if at all.  There can be no assurance that our research will lead to the discovery of any commercially viable systems to utilize the NeoMetx(tm) technology.  There are many reasons that we may fail in our efforts to develop our product candidates, including that:

•

our product candidates will be ineffective,

•

our product candidates will not be validated by independent testing,

•

our product candidates will be too expensive to manufacture or market or will not achieve broad market acceptance,

•

third parties will hold proprietary rights that may preclude us from developing or marketing our product candidates, or

•

third parties will market equivalent or superior products.

We cannot assure you that we will have future revenue or operating profits and you could lose your entire investment.

We expect to incur substantial operating losses for at least the next several years.  We currently have sufficient capital resources to fund our operations, with necessary adjustments to our general and administrative budget, at least until March 2006.  We currently have no sources revenue and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

We do not currently have the capability to undertake manufacturing, marketing, or sales of any potential products.

We have not invested in manufacturing, marketing or product sales resources.  We cannot assure you that we will be able to acquire such resources.  It is likely that we will also need to hire additional personnel skilled in engineering, product development and manufacturing of components if we develop additional product candidates with commercial potential.  We have no history of manufacturing or marketing.  We cannot assure you that we will successfully manufacture or market any product we may develop, either independently or under manufacturing or marketing arrangements, if any, with other companies.  We currently do not have any arrangements with other companies, and we cannot assure you that any arrangements with other companies can be successfully negotiated or that such arrangements will be on commercially reasonable terms.  To the extent that we arrange with other companies to manufacture or market our products, if any, the success of such products may depend on the efforts of those other companies.

There is considerable technological change and uncertainty in our industry.

We are engaged in the field of metallic surface treatment, which is characterized by extensive research efforts and rapid technological progress.  New developments in surface treatment are expected to continue at a rapid pace in both industry and academia.  There can be no assurance that research and discoveries by others will not render some or all of our programs or products noncompetitive or obsolete.  Our business strategy is based in large part upon the NeoMetx(tm) technology, which is our core technology related to Surface Engineering.  There is no assurance that the application of these new and unproven technologies will result in the development of commercially viable products for the treatment of metal surfaces.  No assurance can be given that unforeseen problems will not develop with the NeoMetx(tm) technology or applications or we that we will ultimately develop commercially feasible products.

We are dependent on executive officers most of whom do not have employment contracts.

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and management personnel.  The loss of Dr. Voss as a consultant and as the licensor of our patent rights would be particularly detrimental to us.  Also the loss of any of our other executive officers would be detrimental to us.  We do not currently have employment agreements with any of our executive officers.  We do not carry key man insurance on any of our personnel.

There is intense competition for qualified personnel in the areas of our activities, and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business.  Loss of the services of or failure to recruit additional key scientific, technical and management personnel would be detrimental to our research and development programs and business.

Our business could be harmed if we fail to protect our intellectual property.

We have licensed rights to certain patented technology from Dr. Paul Voss, a consultant, to whom we are obligated to pay royalties if we or our sublicensees develop products based upon the licensed NeoMetx(tm) technology.  Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, IMS places considerable importance on patent and trade secret protection for new technologies, products and processes.  We have interests in three patent applications in the United States pursuant to our license agreements with Dr. Paul Voss.  We are obligated to pay the filing, prosecution and maintenance expenses with regard to all of these patents.  We and our licensor plan to file patent applications in other countries, and we may seek additional patents in the future.  Our patent position, like that of many technology development companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved.  We may not develop or obtain rights to products or processes that are patentable.  Even if we do obtain additional patents, they may not adequately protect the technology we own or have in-licensed.  In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us.  Further, the manufacture, use or sale of our products or processes, if any, may infringe the patent rights of others.

We cannot assure you as to the breadth or the degree of protection that any such patents, if issued, will afford us or that any patents based on the patent applications will be issued at all.  In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how or that others may not be issued patents that may require licensing and the payment of significant fees or royalties by us for the pursuit of our business.

Other companies may have filed patent applications or received patents that cover technologies similar to ours.  Our ability to make, use or sell any of our product candidates or systems may be blocked by patents that have been or will be issued to third parties that we may not be aware of.  The United States patent applications are confidential while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing.  Therefore, until a patent is issued, we have no way of knowing if a third party has a patent that could preclude us from commercializing our product candidates.  Third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.  If other companies obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology.  We may not be able to obtain any such license on acceptable terms or at all.  Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our product candidates, which would adversely affect our business.

Potential litigation concerning patent rights could involve significant expenses and damage our business.

In the United States, the first to invent a technology is entitled to patent protection on that technology.  For patent applications filed prior to January 1, 1996, United States patent law provides that a party who invented a technology outside the United States is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application.  In foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology.  Under the patent laws of most countries, a product can be found to infringe a third party patent if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method.

While we have not received notification of potential infringement of patents held by third parties, with respect to any of our product candidates, litigation, patent opposition and adversarial proceedings could result in substantial costs to us.  Litigation and/or proceedings could be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties’ proprietary rights and the priority of an invention.  The outcome of any of these types of proceedings could significantly affect our product candidates and technology.  United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence.

Under our license agreement Dr. Paul Voss, we have the right to pursue any actions against third parties for infringement of the patent rights covered by those agreements.  Under those arrangements we are not obligated to share any recovery from infringement suits brought by us.  If we do not bring an infringement action, our licensor may bring such action and will be entitled to any recovery.

An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business.  Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

If we do not exercise our right to prosecute and our licensors institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings.  In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us.

Despite the use of confidentiality agreements, which themselves may be of limited effectiveness, it may be difficult for us to protect our trade secrets.

We rely on trade secrets to protect the NeoMetx(tm) technology in cases when we believe patent protection is not appropriate or obtainable.  However, trade secrets are difficult to protect.  While we require certain of our corporate collaborators, contractors and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

We might face intellectual property claims that may be costly to resolve and could divert management attention.

We may from time to time be subject to claims of infringement of other parties’ proprietary rights.  We could incur substantial costs in defending ourselves in any suits brought against us claiming infringement of the patent rights of others or in asserting our patent rights in a suit against another company.  Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties and prevent us or our sublicensees from manufacturing and selling our potential products.

If our product candidates do not achieve market acceptance, our business may never achieve profitability.

Our success will depend on the market acceptance of any products or systems we may develop.  The degree of market acceptance will depend upon a number of factors, including the receipt and scope of regulatory approvals, the establishment and demonstration in the business community of the safety and effectiveness of our products and their potential advantages over existing technologies.  Consumers may not accept or utilize any product that we may develop.

Our controlling stockholders may make decisions that you do not consider to be in your best interest.

As of June 30, 2006, our directors and executive officers beneficially owned approximately 43% of our outstanding common stock.  As a result, our controlling stockholders are able to control all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control of IMS that may be favored by other stockholders.

We are significantly controlled by our management.

Our executive officers comprise three of the four members of the Board of Directors.  As a result, our management has the ability to exercise influence over our significant matters.  This high level of influence may have a significant effect in delaying, deferring or preventing a change of control of our company.

Risks Related to Our Industry

Potential technological changes in our field of business create considerable uncertainty.

We are engaged in the metallic surface treatment industry, which is characterized by extensive research efforts and rapid technological progress.  New developments in research concerning metallic surface treatment may occur at a rapid pace in both industry and academia.  We cannot assure you that research and discoveries by others will not render some or all of our programs or product candidates noncompetitive or obsolete.  We cannot assure you that unforeseen problems will not develop with our NeoMetx(tm) technology or application systems or that commercially feasible systems will ultimately be developed and marketed by us.

The markets in which we seek to participate are intensely competitive and many of our competitors are better capitalized and have more experience than we do.

There are many companies, both public and private, including well-known manufacturing and processing companies, engaged in developing new types of metallic surface treatments.  Our major competitors are currently large companies such as Praxair Surface Technologies, Inc., Akzo Nove, Inc., Balzer, Inc., White Engineering, Inc., Accurate Metallizaing, Inc., Northeast Coating, Inc., Precision Coating, Inc., Metallurgical Processing, Inc., Sulzer Plasma, Inc. South West Impreglon, Inc.  Each of these companies covers an extensive spectrum of different coating processes.

These are large and diversified companies with far ranging capabilities to market their products, processes and systems and to develop follow on products.  In addition, until such time as the company has secures additional capital we do not have the capability of marketing our systems or services and will have to enter into a collaborative relationship with a larger company in order to market our systems and services.

If we successfully develop our product candidates, we may face competition based on the effectiveness of our products and systems, marketing and sales capability, patent position and other factors.  Our competitors may develop or commercialize more effective or more affordable products and systems, or obtain more effective patent protection, than we do.  Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

Our business, services and products will, in the future, expose us to potential product liability risks that in inherent in the manufacturing and marketing of products and systems use for the treatment of metallic surfaces.  If we cannot successfully defend ourselves against liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators.  We do not carry product liability insurance at this time.  We may not be able to obtain insurance at a reasonable cost, if at all.

Other Risks

There is currently no market for our common stock; if listed the price of our stock may experience considerable volatility.

There currently is no trading market for our common stock.  It is our intention to undertake an initial public offering or engage in another strategy to have our common stock traded on the OTC Bulletin Board under a symbol to be determined.  The OTC Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system.  There can be no assurance that a substantial trading market will ever develop for our common stock, or be sustained, if developed, or that current or future shareholders will be able to resell their securities or otherwise liquidate their investment without considerable delay, if at all.

Recent history relating to the market prices of listed newly public companies indicates that, from time to time, there may be significant volatility in the market price of our securities because of factors unrelated, as well as related, to our operating performance.  Factors that could have a significant impact on the future market price of our common stock include, but are not limited to, announcements of technological innovations or new products by IMS or its competitors, government regulatory action, patent or proprietary rights developments and market conditions for companies engaged in the development of alternative energy products.  There can be no assurance that our common stock will ever qualify for inclusion within the NASDAQ System, or that more than a limited market will ever develop for our common stock.

If our common stock is traded at a low price in the future, this may affect the ability of shareholders to sell their shares.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  When and if our common stock is listed on the OTC Bulletin Board, our stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges, as they are defined.  Therefore, our common stock is likely to become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

We do not pay cash dividends.

We have never paid dividends and do not presently intend to pay any dividends in the foreseeable future.

Item 7.

Financial Statements.

The Audited Financial Statements for this Form 10-KSB appear in Item 13 of this annual report, and are hereby incorporated herein by reference.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 29, 2006 the board of directors of IMS, Inc. unanimously passed resolutions dismissing the independent accounting firm Beckstead and Watts, LLP, Certified Public Accountants, 3340 Wynn Road, Suite B, Las Vegas, Nevada 89102 and appointing the independent accounting firm Williams & Webster, PS., Certified Public Accountants, 601 W. Riverside, Suite 1940, Spokane, Washington 99201 to audit the financial statements of IMS from inception to the year ending June 30, 2006.  The board of directors  dismissed the accounting firm Beckstead and Watts because that firm had performed the audits for ECZ, Inc., the blank check reporting company that IMS acquired for $4,000 and merged with on June 29, 2006 and was not familiar with the business of IMS, the surviving corporation.

In its audit of December 31, 2005, Beckstead and Watts had expressed substantial doubt about the ability of ECZ, Inc. the blank check pre-merger corporation, to continue as a going concern because ECZ, Inc. had had limited operations at the time of the audit and had not commenced planned principal operations.  Beckstead and Watts' report on the audited financial statements of ECZ, Inc. did not contain an adverse opinion or a disclaimer of opinion nor was it modified as to uncertainty, audit scope, or accounting principles, except for the going concern paragraph.  There were no disagreements at the most recent fiscal year end and any subsequent interim period through the date of dismissal with Beckstead and Watts concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure by either ECZ, Inc. or IMS.  As IMS was the surviving corporation in the merger transaction the board of directors decided that the independent auditors of the pre-merger corporation IMS, Williams & Webster, PS., should continue in that capacity.

Item 8A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, including our Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-KSB.  Based on that evaluation, our CEO and CFO have concluded that as of end of our last fiscal year, at which time we had just become a reporting company pursuant to Section 13 or 15(d) of the Exchange Act, our disclosure controls and procedures were not sufficiently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.  Material deficiencies were specifically cited in relation to our report on Form 8-K filed on July 13, 2006 concerning our merger/acquisition transaction with a full reporting company, and the manner in which information required to be disclosed therein was summarized and reported in that report under the recently accelerated filing deadlines applicable to Form 8-K reports.  As a result of the material deficiencies identified in their evaluation, our CEO and CFO have subsequently put into place disclosure controls and procedures which they believe will provide reasonable assurance that we are enabled to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company, have been detected.  While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure control and procedures to monitor ongoing developments in this area.

PART III

Item 9.

Directors and Executive Officers of the Registrant

Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of IMS are as follows:

Name

Age

Position

H. Werner Huss

 63                 Chairman, President, CEO

Larry K. Davis

 46                 Director, CFO, COO & Secretary

Jake Huber

 63                 Director

Ted Wagner

 46                 Director & VP

H. Werner Huss:  President & CEO, Chairman of the Board

Mr. Huss graduated Diplom Ingenieur Electrical Engineering, with emphasis on Electronics, from the Technical University in Munich/Germany. He currently serves as President and Chairman of IMS. He was recently involved in Consulting for several start-up companies with promising new technologies, advising them in business and marketing matters.  Previously, he has served in many functions in different companies here in the U.S. and in Europe, most notably in executive positions of several high tech companies in different industries, such as: President, Euromissile G.I.E. in Paris/France (a management and sales company for missile systems, in the EADS Group - European Aeronautics Defense and Space Company); President, MEADS International, Inc., in Orlando/Florida (tri-national management company for the Medium Extended Air Defense System, under contract from NAMEADSMA, the NATO agency in Huntsville, AL, managing this tri-national system under joint development in the U.S., Germany, and Italy); President, Magnetic Transit of America, Inc., in Los Angeles, CA (engineering and marketing company for a Mag-Lev Transportation system for inner urban use; a subsidiary of AEG/Daimler-Benz); General Manager of IBCOL Technical Services GmbH, in Munich/Germany (internationally operating marketing and sales company, mainly in the fields of aircraft, aircraft parts, transportation systems, security and surveillance systems, medical systems); Program Manager for a mobile air defense system at Euromissile, Paris/France and at MBB, Munich/Germany.  His experience includes: (a) Program Management (complex technical projects); Extensive experience in all aspects and phases, from concept through design, industrialization, production, and logistics, (b) Company Management (Executive Management): Extensive hands-on experience in founding and managing of  companies of various sizes, including the development of the business, business plans, financing and control, contracting, and license contracts, (c) Marketing and Sales: Extensive contacts with customers on all continents through marketing and sales missions and contracts. Extensive knowledge of business in various countries. He speaks German, French and English fluently, and Spanish on a working level.

Larry Davis:  Secretary & CFO, COO Director

Mr. Davis attended East Tennessee State University, majoring in Industrial Electronic Technology with an emphasis in Business Management. Mr. Davis also attended Sheppard Technical University, where he received a Technical Degree in Advanced Digital Technology. Mr. Davis has recently served as President & Director of Titus Group, LLC, a private technical consulting company mainly active in the field of surface engineering. Mr. Davis was previously a Field Engineer for Sacred Heart Medical Center's engineering department as well as Project Manager for contractual compliance of outside contractors. He has also previously worked for Instrumentation Laboratories involved with production, quality assurance, and product development. He has also served as Senior Program Manager/ Engineer for companies such as Pulau Electronics Corporation and Ferranti International Corporation, as well as Liaison for Government Contracting.  Mr. Davis is a veteran of The United States Air Force. He has also held high level security clearances.

Jake Huber, Ph.D.:  Director

Dr. Huber received a B.S. in Mechanical Engineering Technology (Management minor) from Southern Illinois University, Carbondale, Illinois, in 1969, a M.S. in Mechanical Engineering Design (Management minor), from Southern Illinois University, Carbondale, Illinois in 1970 and a Ph.D. in Technical Education (double minor in Business Administration and Statistics/Research Design) from Oregon State University in 1973.  He currently is the owner and manager of four real-estate development and construction firms operating in the state of Nevada.  He operates a real estate partnership that is an investor and developer for 125 Community Living homes for the handicapped. Dr. Huber was the founder and president of Sierra Composite Design, Inc. This firm designed and manufactured components fabricated of advanced composite materials and polymers to customers in the military, aerospace, commercial, and medical fields. Flame-proof (2,000 F) composite structures were developed for the SAAB/Fairchild 340, Lear Fan 2100, and the Beech Starship aircrafts.  Ballistic resistant structures were developed for the Army's Bradley Fighting Vehicle (tank), and radiolucent (stealth) injection-molded devices were developed for use in various medical and surgical applications.  Dr. Huber has held very high military security clearances. Dr. Huber was a founder and president of Electromotive Technology Corporation. This private company was an advanced high-tech electro/mechanical engineering firm, which developed a high-output electrical generating system for use on aircraft and future automobiles. This single-customer company worked directly for the Design Center of Ford Motor Co. in Detroit. He was also the founder and manager of Alta Manufacturing Co., LLC. Alta is a single customer company created to develop a portion of a new military weapon system. He has personally supervised $25,000,000 worth of residential and light commercial construction (over 350 units).  As an Associate Professor he personally supervised over 250 research and development projects during his nine years of university tenure from the proposal writing stage through to the final report, including all technical personnel.  He personally financed and managed seven successful startup businesses in such areas as aerospace engineering, composite materials, neuro-surgical devices, automotive engineering, real-estate development, and construction.  He also published 39 professional papers and articles in the areas of engineering, manufacturing, technical education, grantsmanship, and R&D management.

Ted Wagner:  Director and Vice President

Mr. Wagner graduated from Washington State University in 1993 with a Bachelor of Science degree in Mechanical Engineering.  He then worked at Johnson Matthey, a manufacturer of high purity metals used in computer chips.  In 1993, he began working at RAHCO International, Inc., a custom mining equipment designer and manufacturer.  While at RAHCO, Mr. Wagner developed equipment systems for some of the largest surface mines in the world, including properties owned by BHP-Billiton, Codelco, and Phelps-Dodge.  As part of the supply of those systems, he helped coordinate the work of other manufacturers, such as Thyssen-Krupp and MAN-Takraf, as well as fabrication shops in North and South America.  Mr. Wagner has substantial experience with heavy equipment and conveyor belt systems as one of the start up engineers on the Cananea, Mexico copper project where RAHCO comissioned mobile mining equipment.  In 1999, he became Senior Application Engineer for RAHCO, integrating different bulk material handling methods to solve complex material handling problems for clients.  In 2004, he was selected as one of the Lead Engineers for the mobile material handling system on the copper heap leach pad at the Chuquicamata Mina Sur project in Chile.

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified.  The officers of IMS serve at the pleasure of Integrated Micrometallurgical System’s Board of Directors.

As we are a development stage company with no revenues from operations, few employees, and relatively simple financial statements, we have not, at this stage, constituted any board committees, including an audit committee.  We intend to do so in the near future.  Consequently we do not have an audit committee financial expert who is an outside director.  As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

We have not adopted a code of ethics that applies to our President and CEO (principal executive officer), or our Chief Financial Officer (principal accounting officer).  As we have just recently become a reporting company required to file periodic reports with the SEC and as our common stock is not currently listed on any exchange, we have not yet dealt with this issue, but we intend to do so in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance.

Item 10.

Executive Compensation.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us from inception in May 2004 and for the last two fiscal years ended June 30, 2005 and December 31, 2005 to our Chief Executive Officer (the “Named Operating Officer”).  None of the other executive officers of IMS had an annual salary and bonus for any fiscal year that exceeded $100,000.

Name and principal position	Year	Annual Compensation
		Salary ($)	Bonus ($)	Other annual compensation (1)
Larry K. Davis Director, CFO and COO	2006	$36,890	$0	$0
	2005	$73,780	$0	$
	2004	$41,798	$0	$0
H. Werner Huss CEO and President	2006	$0	$0	$
	2005	$0	$0	$32,500
	2004	$0	$0	$15,000

Option Grants in Fiscal Year 2004

There were no option grants to our Named Executive Officer in 2005 and 2006.  No option grants have been made to any of our executive officers under the IMS 2004 Stock Option Plan to date.  We have not granted any stock appreciation rights from the Plan.

Aggregate Option Exercises in Fiscal Year 2004 Year End Option Values

In May of 2004, 1,275,000 options were granted and held by the Executive Officers as of June 30, 2006.

The fair value of each option granted is estimated on the grant date using the Black Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 50%; expected life of 3 years; no dividends to be paid.  The value of the options was $0.07 per share, or $89,250, which has been expensed as a consulting fee.

Compensation of Directors

We did not pay our non-employee directors (Messrs. Wagner, Huber and Huss) for attending board meetings in 2004, 2005 or 2006.

Employment Contracts with Executive Officers and Termination of Employment and Change-in-Control Arrangements

The Company does not have an employment contract with its Named Executive Officer or any of its executive officers.

We do not have any arrangements with our Named Executive Officer or any of our other executive officers triggered by termination of employment or change in control.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2006 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers and directors and (c) by all executive officers and directors of IMS as a group.  As of June 30, 2006 there were 11,057,500 shares of our common stock issued and outstanding.  The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of June 30, 2006 upon the exercise of all 1,275,000 options and other rights beneficially owned on that date.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

                                                      Amount

Title   Name and Address                             of shares      Percent

of      of Beneficial                                held by          of

Class   Owner of Shares               Position        Owner          Class(1)

----------------------------------------------------------------------------

Common   Werner Huss(2)               Chairman       1,950,000       17.64%

Common   Larry K. Davis(3)            Director/COO   2,500,000       22.60%

  CFO/Sec.

Common   Jake Huber(4)                Director         300,000        4.00%

Common   Ted Wagner(5)                Director/VP      100,000

.90

Common   Tam Cheuk Ho(6)              Shareholder    1,000,000        9.04%

Common   Wong Wa On Edward(7)         Shareholder    1,000,000        9.04%

---------------------------------------------------------------------------

All Executive Officers, Directors

as a Group  (5 persons)                              4,850,000       43.86%

(1)

The percentages listed in the Percent of Class column are based upon 11,057,500 issued and outstanding shares of Common Stock and of June 30, 2006.

(2)

Werner Huss, 1328 So. Bundy, #2, Los Angeles, CA. 90025

(3)

Larry K. Davis, 7925 N. Espe, Spokane, WA  99217-9788

(4)

Jake Huber, 405 Tenagaln, Verdi, NV. 89439

(5)

Ted Wagner, 35925 N Pike Road, Deer Park, WA  99217-9788

(6)

Tam Cheuk Ho, Room 2105, West Tower, Shun Tak Centre,

168-200 Connaught Road Central, Sheung Wan, Hong Kong

(7)

Wong Wa On Edward, Wong Wa On Edward, Unit 2301-2, 23/F.,

SUP Tower, 75-83 King's Road, North Point, Hong Kong

Item 13.

Exhibits and Reports on Form 8-K.

Board of Directors

Integrated Micrometallurgical Systems, Inc.

Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Integrated Micrometallurgical Systems, Inc., (a Nevada corporation and development stage company) as of June 30, 2006, December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended and for the period from May 11, 2004 (inception) to June 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Micrometallurgical Systems, Inc. as of June 30, 2006, December 31, 2005 and 2004 and the results of its operations, stockholders’ equity and cash flows for the periods then ended and for the period from May 11, 2004 (inception) to June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, limited resources and a large accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

October 9, 2006

(a)

Financial Statements.

The financial statements as set forth under Item 7 of this report are incorporated by reference.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	June 30,	December 31,
	2006	2005	2004
ASSETS

CURRENT ASSETS
Cash	$2,597	8,443	$55,132
Prepaid expenses	-	-	7,972
Payroll advances	-	7,000	4,500
Total Current Assets	2,597	15,443	67,604

PROPERTY AND EQUIPMENT, NET	23,956	26,803	35,517

OTHER ASSETS, NET	118,403	122,986	132,153

TOTAL ASSETS	$144,956	165,232	$235,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,096	9,344	$2,000
Related party payables	11,694	-	-
Accrued liabilities	4,172	818	1,267
Deposit on shares	-	10,000	-
Loan payable, related party	-	5,000	-
Total Current Liabilities	31,962	25,162	3,267

LONG-TERM LIABILITIES
Note payable - related party, net	22,408	21,109	18,734
Total Long-Term Liabilties	22,408	21,109	18,734

COMMITMENTS AND CONTINGENCIES	-	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
200,000,000 shares authorized, 11,120,000,
10,607,500 and 9,825,000 shares issued and
oustanding, respectively	11,120	10,608	9,825
Additional paid-in capital	726,657	628,669	472,952
Accumulated deficit	(647,191)	(520,316)	(269,504)
Total Stockholders' Equity	90,586	118,961	213,273

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$144,956	165,232	$235,274

The accompanying notes are an integral part of these financial statements.

2

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

				From May 11,
				2004
	Six Months Ended			(Inception)
	June 30,	Year Ended December 31,		to June 30,
	2006	2005	2004	2006

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Amortization and depreciation	7,429	17,882	9,185	34,496
Consulting expense	15,001	36,137	111,915	163,053
Salary and wages	36,890	65,245	41,799	143,934
General and administrative expenses	29,065	56,105	48,783	133,953
Research and development	37,191	73,067	57,442	167,700
Total Operating Expenses	125,576	248,436	269,124	643,136

LOSS FROM OPERATIONS	(125,576)	(248,436)	(269,124)	(643,136)

OTHER INCOME (EXPENSE)
Interest income	-	-	880	880
Interest expense	(1,299)	(2,376)	(1,260)	(4,935)
Total Other Income (Expense)	(1,299)	(2,376)	(380)	(4,055)

LOSS BEFORE TAXES	(126,875)	(250,812)	(269,504)	(647,191)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(126,875)	$(250,812)	$(269,504)	$(647,191)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,953,333	10,112,083	6,022,917

The accompanying notes are an integral part of these financial statements.

3

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Common stock issued for cash
at$0.001 per share	8,500,000	$8,500	$-	$-	$8,500
					-
Options granted for consulting					-
services	-	-	89,250	-	89,250
					-
Options granted for license	-	-	112,500	-	112,500

Benefical conversion feature
of note payable-related party	-	-	7,527	-	7,527

Common stock issued for cash					-
at$0.20 per share	1,325,000	1,325	263,675	-	265,000

Net loss for the year ended
December 31, 2004	-	-	-	(269,504)	(269,504)

Balance December 31, 2004	9,825,000	9,825	472,952	(269,504)	213,273

Common stock issued for cash
at$.20 per share	782,500	783	155,717	-	156,500

Net loss for the year ended
December 31, 2005	-	-	-	(250,812)	(250,812)

Balance December 31, 2005	10,607,500	10,608	628,669	(520,316)	118,961

Common stock issued for cash
at$0.20 per share	512,500	512	101,988	-	102,500

Merger and recapitalization	-	-	(4,000)	-	(4,000)

Net loss for the six months ended
June 30, 2006	-	-	-	(126,875)	(126,875)

Balance June 30, 2006	11,120,000	$11,120	$726,657	$(647,191)	$90,586

The accompanying notes are an integral part of these financial statements.

4

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
		Six Months Ended June 30, 2006	Year Ended December 31, 2005	From May 11, 2004 (Inception) to December 31, 2004	From May 11, 2004 (Inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(126,875)	$(250,812)	$(269,504)	$(647,191)
Adjustments to reconcile net loss to net cash					-
provided (used) by operating activities:					-
Amortization and depreciation		7,429	17,882	9,185	34,496
Options granted for services		-	-	89,250	89,250
Amortization of beneficial conversion		1,299	2,376	1,260	4,935
Prepaid expenses		-	7,972	(7,972)	-
Payroll advances		7,000	(2,500)	(4,500)	-
Accounts payable		6,753	7,343	2,001	16,097
Related party payables		11,694	-	-	11,694
Accrued expenses		3,354	(450)	1,268	4,172
Net cash used by operating activities		(89,346)	(218,189)	(179,012)	(486,547)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of fixed assets		-	-	(39,356)	(39,356)
Net cash used by investing activities			-	(39,356)	(39,356)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Acquisition of subisdiary and reorganization		(4,000)	-	-	(4,000)
Stock issued for cash		102,500	156,500	273,500	532,500
Deposit on stock purchase		(10,000)	10,000	-	-
Proceeds from loan payable, related party		-	5,000	-	5,000
Payment of loan payable, related party		(5,000)	-	-	(5,000)
Net cash provided by financing activities		83,500	171,500	273,500	528,500

Net increase (decrease) in cash and cash equivalents		(5,846)	(46,689)	55,132	2,597

Cash at beginning of period		8,443	55,132	-	-

Cash at end of period		$2,597	$8,443	$55,132	$2,597

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$		$-	$-	$-
Interest paid	$		$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
License acquired by issuance of stock options		$-	$-	$112,500	$112,500
Note payable issued for license		$-	$-	$25,000	$25,000
Beneficial conversion feature of note payable		$-	$-	$7,527	$7,527

The accompanying notes are an integral part of these financial statements.

4

#

NOTE 1 – DESCRIPTION OF BUSINESS

Integrated Micrometallurgical Systems, Inc., (hereinafter “IMS” or “the Company”) was incorporated on May 11, 2004 in the State of Nevada.

The principal business of the Company  is research and development related to metal surface engineering solutions to problems caused by friction, wear and corrosion of metallic components with direct metal-to-metal contact.  The NeoMetx™ technology owned by the Company is part of the field of industrial coatings (metal protection technologies).

On June 29, 2006, the Company acquired all of the outstanding common stock of ECZ, Inc., a fully reporting public company.  For accounting purposes, the acquisition has been treated as a recapitalization of IMS with IMS as the acquirer in a reverse acquisition.  The historical financial statements prior to June 29, 2006 are those of IMS, the operating company, while the Company maintains the legal structure of the acquired ECZ, Inc.  See Note 9.

During the six months ended June 30, 2006, the Company changed its year end from December 31 to June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Integrated Micrometallurgical Systems, Inc. (hereinafter “the Company” or “IMS”) is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will not impact the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At June 30, 2006 and December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as the exercisable options totaling 2,525,000 shares and 125,000 shares under convertible debt are considered anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006 and December 31, 2005 and 2004.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109.”)  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $189,000, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at June 30, 2006.  The significant components of the deferred tax asset at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,	December 31,
	2006	2005	2004
Net operating loss carryforward	$558,000	$431,000	$180,000

Deferred tax asset	$189,000	$146,000	$61,000
Deferred tax asset valuation allowance	(189,000)	(146,000)	(61,000)
Net deferred tax asset	$-	$-	$-

At June 30, 2006, the Company has net operating loss carryforwards of approximately $558,000, which expire in the years 2024 and 2026.  Not included in the above calculations is $89,250 for stock options granted that are not deductible for tax purposes.  The change in the allowance account from December 31, 2005 to June 30, 2006 was $43,000.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  See Note 3.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $647,191 incurred through June 30, 2006 and has no revenues.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to begin sales of the Company’s systems, license the NeoMetx™ technology, raise additional equity capital and decrease debt.  The Company plans on continuing to reduce expenses. With small gains from any combination of sales of systems, licensing of technology, custom processing, international sales and providing research and development services for third parties, management believes that it will eventually be able to reverse the present deficit.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through strategic alliances with larger corporations, licensing of the NeoMetx™ technology and the sale of systems.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At June 30, 2006 and December 31, 2005 and 2004, the Company had no capitalized research and development costs.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In 2004, the Company adopted the changes to SFAS No. 123 as prescribed by SFAS No. 123(R).  See Note 6.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30,	December 31,	December 31,
	2006	2005	2004
Plant assets	$23,820	$23,820	$23,820
Office equipment	15,535	15,535	15,535

Subtotal	39,355	39,355	39,355
Less accumulated depreciation	(15,399)	(12,552)	(3,838)
	$23,956	$26,803	$35,517

Depreciation expense on tangible assets for the periods ended June 30, 2006 and December 31, 2005 and 2004 was $2,846, $1,731 and $3,838, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – TECHNOLOGY LICENSE AGREEMENT AND TRANSACTION

On May 25, 2004, the Company signed an agreement with Dr. Paul Vose, a consultant, who granted the Company exclusive rights to patents and applications relating to the patents for use by the Company.  These patents are related to the NeoMetx™ technology, an essential part of the Company’s business plan.  Under the agreement, the Company will pay to Dr. Vose $25,000 cash and 1,250,000 options valued at $112,500 in a one-time payment, due May 25, 2007.  (See Note 6.)  The Company also agrees to pay to Dr. Vose a 3% royalty on the net selling price of any products, equipment, consumables or services sold by the Company that uses the technologies under the patents.

The Company accounted for this transaction by recording a license cost of $137,500, a payable of $25,000 for the amount of cash to be paid on May 25, 2007, and issuing the options valued at $112,500.  The Company has determined that the estimated useful life of the license is 15 years, and is amortizing the license over that period of time.  The useful life is based upon the expected underlying patents and provisional patent filings.  Amortization expense for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004 was $4,583, $9,167 and $5,347, respectively.

The debt is convertible into shares of common stock at a rate of $0.20 per share, or 125,000 shares at the discretion of Dr. Vose.

The $25,000 note relating to the license was discounted for the difference in the effective interest of 12% and the lack of a stated interest rate and is considered a beneficial conversion feature.  Following EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated the value of the beneficial conversion feature of the note and recorded the value as a discount on debt on its balance sheets.  The beneficial conversion (or discount), valued and recorded at $7,527, is being amortized (effectively, a decreasing discount to debt) as interest expense over the life of the loan, or three years.  Interest expense for the six months ended June 30, 2006 and the years ended December 31, 2005 and  was $1,299, $2,376 and $1,260respectively.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of $0.001 par common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended December 31, 2004, the Company issued 8,500,000 shares of common stock at par value to founders for cash of $8,500.

During the year ended December 31, 2004, the Company issued 1,325,000 shares of common stock valued at $0.20 per share for cash of $265,000.

During the year ended December 31, 2005, the Company issued 782,500 shares of common stock valued at $0.20 per share for cash of $156,500.

During the period ended June 30, 2006, the Company issued 512,500 shares of common stock valued at $0.20 per share for cash of $102,500.

NOTE 6 – STOCK OPTIONS

During the year ended December 31, 2004, the Company granted to its founding officers 1,275,000 options to purchase shares of common stock.  This amount was 15% of the shares these same officers purchased for par.  See Note 5.  The Company also granted 1,250,000 options to Dr. Paul Vose as part of a licensing agreement.  See Note 4.

No stock options were granted during the year ended December 31, 2005 or the period ended June 30, 2006.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 50%; expected life of 3 to 5 years; no dividends to be paid.  The value of the founders’ options was $0.07 per share, or $89,250, which has been expensed as a consulting fee, while the options granted for the license were valued at $0.09 per share, or $112,500.

The following is a summary of the Company's non-qualified and non-stockholder approved options granted:

#

#

	Shares Under Options	Weighted Average Exercise Price

Options at May 11, 2004	-	-
Options issued	2,525,000	$0.20
Options at December 31, 2004	2,525,000	$0.20
Options exercisable at December 31, 2004	2,525,000	$0.20

Weighted average fair value of options granted at December 31, 2004		$0.08

Options at January 1, 2005	2,525,000	$0.20
Options issued	-	-
Options at December 31, 2005	2,525,000	$0.20
Options exercisable at December 31, 2005	2,525,000	$0.20

Weighted average fair value of options granted at December 31, 2005		-

Options at January 1, 2006	2,525,000	$0.20
Options issued	-	-
Options at June 30, 2006	2,525,000	$0.20
Options exercisable at June 30, 2006	2,525,000	$0.20

Weighted average fair value of options granted at June 30, 2006		-

NOTE 7 – LOAN PAYABLE

The Company issued a promissory note, for a total of $5,000 on October 17, 2005 to a shareholder of the Company.  The underlying loan is unsecured and due on demand and does not bear interest.  During the period ended June 30, 2006, the Company repaid the loan.  For additional information on related party transactions, see Notes 4 and 8.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company pays consulting fees of $2,500 to an officer of the Company on a monthly basis for work done on behalf of the Company.

NOTE 9 – ACQUISITION OF ECZ, INC.

On June 29, 2006, the Company acquired all of the outstanding common stock of ECZ, Inc. (a fully reporting public company) from its sole shareholder by paying $4,000 in cash.  In the acquisition, the Company acquired 200,000 shares of common stock, which were subsequently retired.  The Company re-issued its outstanding common shares to its shareholders of record in compliance with a transaction pursuant to Rule 12g-3 of the Securities and Exchange Commission.  For accounting purposes, the acquisition has been treated as a recapitalization of IMS, with IMS as the acquirer (reverse acquisition).  The historical financial statements prior to June 29, 2006 are those of IMS while the legal structure of ECZ, Inc. remains in place.  ECZ, Inc. had no assets or liabilities at the time of the acquisition.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay a royalty on certain sales.  This is more fully described in Note 4.

#

(b)

Reports on Form 8-K.

We filed a Current Report on Form 8-K, Items 1.01, 2.01, 5.01, 5.02, 5.03, and 8.01 on July 13, 2006 disclosing the entry into an Acquisition Agreement and Plan of Merger on June 28, 2006 with ECZ, Inc., a fully reporting Nevada corporation (the registrant corporation), pursuant to which IMS acquired all of the outstanding shares of common stock of EMZ, Inc. from its sole shareholder for cash.  We disclosed that IMS was the surviving corporation of the transaction and became a fully reporting company as a result of the transaction.  We disclosed the resignation of Edward Zimmerman, Jr. as an officer and director of the registrant corporation as part of the transaction.  We also disclosed amendments to the Articles of Incorporation of ECZ, the registrant corporation, changing its name.

(c)

Exhibits.  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-KSB.

Item 14.

Principal Accountant Fees and Services.

Audit Fees.  In fiscal year 2005, we did not pay any audit fees to our auditors, Williams & Webster, L.P., as we did not have our financial statements audited during that fiscal year.

For the fiscal year ended June 30, 2005, we paid $9,886 for audit fees.  We paid no other fees to Williams & Webster during that time.

Audit Related Fees/All Other fees/Tax Fees.  We did not pay our auditors for any other services in 2004, 2005, and 2006.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibits

Description of Document

2.1

Acquisition Agreement and Plan of Merger between Integrated Micrometallurgical Systems, Inc. and ECZ, Inc. dated June 29, 2006 (Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by IMS on July 13, 2006 (File No. 000-51870) (the “June 28 Form 8-K”)

2.2

Articles of Merger (Nevada) dated June 29, 2006 (Incorporated by reference to exhibit 2.1 to the June 28, 2006 Form 8-K)

3.1

Restated Articles of Incorporation dated June 28, 2006

3.2

By-Laws

10.1

2004 Stock Option Plan

10.2

Exclusive Technology License Agreement and Right to Purchase Patents between Integrated Micrometallurgical Systems, Inc. and Dr. Paul Voss, dated May 25th, 2004.

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32

Section 1350 Certifications

___________

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, Washington on this 28 day of September, 2006.

Integrated Micrometallurgical Systems, INC.

By:

/s/ H. Werner Huss

      H. Werner Huss

      President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 28th day of September, 2006.

Signature

Title

/s/ H. Werner Huss

Director, President & Chief Executive

Officer (Principal Executive Officer)

/s/ Larry K. Davis

Director, Chief Financial Officer,

Secretary, Chief Operating Officer

(Principal Financial and Accounting Officer)

/s/ Ted Wagner

Director and Vice President

Ted Wagner

/s/ Jake Huber, Ph.D.

Director

#

#