Form 10QSB
period 2006-09-30
INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
filed 2006-12-04
CIK 1357577

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended
                                September 30, 2006
                                ------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________

                          Commission file number 000-51870
                                                 ---------

                     INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

              NEVADA                                           20-0667864
--------------------------------------                    -------------------
State or jurisdiction of incorporation                    (I.R.S Employer I.D
or organization                                              No.)

                 7025 North Espe Spokane, Washington 99217-9788
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (509) 922-8804
                           ---------------------------
                           (Issuer's telephone number)


    ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                         ---     ---

As of September 30, 2006, there were 11,200,000 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                            ---        ---

                     INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
                                     INDEX


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2006 (unaudited)
            and December 31, 2005 (audited)                                1

            Statements of Operations (unaudited) for the three
            months ended September 30, 2006 and 2005                       2

            Statements of Cash Flows (unaudited) for the three
            months ended September 30, 2006 and 2005                       3

            Notes to Financial Statements                                  4

Item 2.     Plan of Operations                                             8

Item 3.     Controls and Procedures                                        9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              9

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    9

Item 4.     Submission of Matters to Vote of Security Holders              9

Item 5.     Other Information                                              9

Item 6.     Exhibits and Reports on Form 8-K                               9

            Signatures                                                    10

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
-----------------------------------------------------------------------------



Balance Sheets

                                         September 30,
                                             2006          June 30,
                                          (unaudited)        2006
                                         -------------   -------------
ASSETS

   CURRENT ASSETS
     Cash                                $      1,054    $      2,597
                                         -------------   -------------
       Total Current Assets                     1,054           2,597
                                         -------------   -------------

   PROPERTY AND EQUIPMENT, NET                 21,973          23,956
                                         -------------   -------------

   OTHER ASSETS, NET                          116,111         118,403
                                         -------------   -------------

   TOTAL ASSETS                          $    139,138    $    144,956
                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts payable                    $     21,617    $     16,096
     Related party payables                    26,659          11,694
     Accrued liabilities                       19,654           4,172
                                         -------------   -------------
       Total Current Liabilities               67,930          31,962
                                         -------------   -------------

   LONG-TERM LIABILITIES
     Note payable - related party, net         23,327          22,408
                                         -------------   -------------
       Total Long-Term Liabilities             23,327          22,408
                                         -------------   -------------

   COMMITMENTS AND CONTINGENCIES                    -               -
                                         -------------   -------------

   STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value;
       200,000,000 shares authorized,
       11,200,000 and 11,120,000 shares
       issued and outstanding, respectively    11,200          11,120
     Additional paid-in capital               742,577         726,657
     Accumulated deficit                     (705,896)       (647,191)
                                         -------------   -------------
       Total Stockholders' Equity              47,881          90,586
                                         -------------   -------------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $    139,138    $    144,956
                                         =============   =============

   See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------



Statements of Operaitons


                                                                From May 11,
                                        Three Months ended          2004
                                           September 30        (Inception) to
                                    --------------------------  September 30,
                                       2006          2005          2006
                                    (unaudited)   (unaudited)   (unaudited)
                                    ------------  ------------  ------------
REVENUES                            $         -   $         -   $         -
                                    ------------  ------------  ------------

OPERATING EXPENSES
  Amortization and depreciation           4,276         4,276        38,772
  Consulting expense                          -         7,500       163,053
  Salary and wages                       18,445        15,903       162,379
  General and administrative expenses    16,490         8,052       150,443
  Research and development               18,575        15,480       186,275
                                    ------------  ------------  ------------
     Total Operating Expenses            57,786        51,211       700,922
                                    ------------  ------------  ------------

LOSS FROM OPERATIONS                    (57,786)      (51,211)     (700,922)
                                    ------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income                             -             -           880
  Interest expense                         (919)         (627)       (5,854)
                                    ------------  ------------  ------------
     Total Other Income (Expense)          (919)         (627)       (4,974)

LOSS BEFORE TAXES                       (58,705)      (51,838)     (705,896)

INCOME TAX EXPENSE                            -             -             -
                                    ------------  ------------  ------------

NET LOSS                            $   (58,705)  $   (51,838)  $  (705,896)
                                    ============  ============  ============

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                 $     (0.01)  $     (0.01)
                                    ============  ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                  11,181,667    10,158,333
                                    ============  ============

     See accompanying condensed notes to interim financial statements

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------



Statements of Cash Flows



                                                               From May 11,
                                                                   2004
                                                                (Inception)
                                           Three Months Ended       to
                                           Sept 30,   June 30,   Sept 30,
                                             2006       2006       2006
                                          ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(58,705)  $(51,838)  $(705,896)
  Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
     Amortization and depreciation           4,276      1,770      38,772
     Options granted for services                -          -      89,250
     Amortization of beneficial conversion     919      2,292       5,854
     Accounts payable                        5,520        916      21,617
     Related party payables                 14,965          -      26,659
     Accrued expenses                       15,482        820      19,654
                                          ---------  ---------  ----------
     Net cash used by operating activities (17,543)   (46,040)   (504,090)
                                          ---------  ---------  ----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Purchase of fixed assets                       -          -     (39,356)
                                          ---------  ---------  ----------
  Net cash used by investing activities          -          -     (39,356)
                                          ---------  ---------  ----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Acquisition of subsidiary and
    Reorganization                               -          -      (4,000)
    Stock issued for cash                   16,000     43,000     584,500
    Proceeds from loan payable,
      related party                              -          -       5,000
    Payment of loan payable,
      related party                              -          -      (5,000)
                                          ---------  ---------  ----------
    Net cash provided by financing
      activities                            16,000     43,000     544,500
                                          ---------  ---------  ----------

Net increase (decrease) in cash and
  cash equivalents                          (1,543)    (3,040)      1,054
Cash at beginning of period                  2,597     11,701           -
                                          ---------  ---------  ----------
Cash at end of period                     $  1,054   $  8,661   $   1,054
                                          =========  =========  ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Income taxes paid                      $      -   $      -   $       -
                                          =========  =========  ==========
   Interest paid                          $      -   $      -   $       -
                                          =========  =========  ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   License acquired by issuance of
     stock options                        $      -   $      -   $ 137,500
   Note payable issued for license        $      -   $      -   $  25,000


     See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Integrated Micrometallurgical Systems, Inc. (hereinafter "the Company" or "IMS") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.


Accounting Pronouncements
-------------------------
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157") which defines fair value, establishes a

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

Going Concern
-------------
As shown in the accompanying financial statements, the Company had an accumulated deficit of $705,896 incurred through September 30, 2006 and has no revenues. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to begin sales of the Company's systems, license the NeoMetx(TM) technology, raise additional equity capital and decrease debt. The Company plans on continuing to reduce expenses. With small gains from any combination of sales of systems, licensing of technology, custom processing, international sales and providing research and development services for third parties, management believes that it will eventually be able to reverse the present deficit. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through strategic alliances with larger corporations, licensing of the NeoMetx(TM) technology and the sale of systems.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:


                                            Sept. 30,      June 30,
                                              2006           2006
                                           -----------   ------------
Plant assets                               $   23,820    $    23,820
Office equipment                               15,535         15,535
                                           -----------   ------------
Subtotal                                       39,355         39,355
Less accumulated depreciation                 (17,382)       (15,399)
                                           -----------   ------------
                                           $   21,973    $    23,956
                                           ===========   ============


Depreciation expense on tangible assets for the period ended September 30, 2006 was $1,983. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.


NOTE 4 - TECHNOLOGY LICENSE AGREEMENT AND TRANSACTION

On May 25, 2004, the Company signed an agreement with Dr. Paul Vose, a consultant, who granted the Company exclusive rights to patents and applications relating to the patents for use by the Company. These patents are related to the NeoMetx(TM) technology, an essential part of the Company's business plan. Under the agreement, the Company will pay to Dr. Vose $25,000 cash and 1,250,000 options valued at $112,500 in a one-time payment, due May 25, 2007. (See Note 6.) The Company also agreed to pay to Dr. Vose a 3% royalty on the net selling price of any products, equipment, consumables or services sold by the Company that uses the technologies under the patents.

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

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------


Amortization expense for the three months ended September 30, 2006 and 2005 was $2,291.

The debt owed to Dr. Vose is convertible into shares of common stock at a rate of $0.20 per share, or 125,000 shares, at his discretion.

The $25,000 note relating to the license was discounted for the difference in the effective interest of 12% and the lack of a stated interest rate and is considered a beneficial conversion feature. Following EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company calculated the value of the beneficial conversion feature of the note and recorded the value as a discount on debt on its balance sheets. The beneficial conversion (or discount), valued and recorded at $7,527, is being amortized (effectively, a decreasing discount to debt) as interest expense over the life of the loan, or three years. Interest expense for the three months ended September 30, 2006 and 2005 was $919 and $627, respectively.


NOTE 5 - CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of $0.001 par common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended Sept 30, 2006, the Company issued 80,000 shares of common stock valued at $0.20 per share for cash of $16,000.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company pays consulting fees of $2,500 to an officer of the Company on an as-needed basis for work done on behalf of the Company. During the quarter ended September 30, 2006, the Company had not paid or incurred any consulting fees.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay a royalty on certain sales. This is more fully described in Note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

Integrated Micrometallurgical Systems, Inc.'s (the "Company" or "IMS") financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in
the normal course of business.   IMS uses cash and cash equivalents as its
primary measure of liquidity. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

As of September 30, 2006, we had a working capital deficiency of $66,876, compared to a working capital deficiency of $29,365 for the year ended June 30, 2006. This is due primarily from an increase in related party payables and accrued libilities. This must be read in conjunction with the notes to the financial statements of June 30, 2006.

Results of Operations

Results of operations for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 are as follows:

Revenues

Total revenues amounted to $0. for the three months ended September 30, 2006 compared to $0. for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $58,705 for the three months ended September 30, 2006 compared to $51,838 for the corresponding period in the prior year, an increase of $6,867. This is due primarily to an increase in professional fees.

Net Income or Loss

Net loss amounted to $58,705 for the three months ended September 30, 2006 compared to a net loss of $51,838 for the corresponding period in the prior year, an increase of $6,867. The increase in net loss is due primarily to an increase in professional fees.


Plan of Operations

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

ITEM 3. CONTROLS AND PROCEDURES

The Registrant's management has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer has concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

There have not been any changes in the Registrant's internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued during the nine months ended September 30, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended September 30, 2006.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1     Sarbanes-Oxley Section 302(a) Certification

32.1     Sarbanes-Oxley Section 906 Certification


(b) Reports on Form 8-K:

June 29, 2006: Completion of acquisition of ECZ, Inc. and merger.




                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.

BY:  /s/ H. Werner Huss
     --------------------------------------
     H. Werner Huss, President
     Chief Executive Officer


     Date: November 20, 2006