Form 10QSB
period 2006-12-31
INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
filed 2007-02-21
CIK 1357577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2006

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-51870

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	20-0667864
State of jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.:

7025 North Espe Spokane, Washington 99217-9788

(Address of principal executive offices)

(509) 922-8804

(Issuer’s telephone number)

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of December 31, 2006, there were 11,200,000 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___    No  X

Integrated Micrometallurgical Systems, Inc.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of December 31, 2006 (unaudited)

and June 30, 2006 (audited)

            1

Statements of Operations (unaudited) for the six

months ended December 31, 2006 and 2005

            2

Statements of Cash Flows (unaudited) for the six

              months ended December 31, 2006 and 2005

           3

Notes to Financial Statements

           4

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	December 31,
	2006	June 30,
	(Unaudited)	2006
ASSETS

CURRENT ASSETS	$ 76	$2,597
Cash		2,597
Total Current Assets	76
	19,990	23,956
PROPERTY AND EQUIPMENT, NET

OTHER ASSETS, NET	113,819	118,403

TOTAL ASSETS	133,885	144,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$31,061	$16,096
Related party payables	81,161	11,694
Accrued liabilities	2,863	4,172

Total Current Liabilities	115,085	31,962

LONG TERM LIABILITIES
Note payable- related party, net	24,247	22,408
Total Long-Term Liabilities	24,247	22,408

COMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value;
200,000,000 shares authorized, 11,200,000
And 11,120,000 shares issued and
Outstanding, respectively	11,200	11,120
Additional paid-in capital	742,577	726,657
Accumulated deficit	(759,224	(647,191)
Total Stockholders’ Equity	(5,447)	90,586

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$133,885	$144,956

See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

						From May 11,
						2004
						(Inception)
		Three Months Ended December 31,		Six Months Ended December 31,		to December 31,
		2006	2005	2006	2005	2006
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization and depreciation		4,275	10,123	8,551	8 941	43,047
Consulting expense		-	13,692	-	52,151	163,053
Salary and wages		18,445	3,023	36,890	18,926	180,824
General and administrative expenses		11,113	51,058	27,603	43,081	161,556
Research and development		18,576	-	37,151	15,480	204,851
Total Operating Expenses		52,409	77,897	110,195	138,579	753,331

LOSS FROM OPERATIONS		(52,409)	(77,897)	(110,195)	(138,579)	(753,331)

OTHER INCOME (EXPENSE)
Interest income		-	-	-	-	880
Interest expense		(920)	(1,749)	(1,839)	(2,376)	(6,774)
Total Other Income (Expense)		(920)	(1,749)	(1,839)	(2,376)	(5,894)

LOSS BEFORE TAXES		(53,328)	(79,646)	(112,033)	(140,955)	(759,224)

INCOME TAX EXPENSE		-	-	-	-	-

NET LOSS		$(53,328)	$(79,646)	$(112,033)	$(140,955)	$(759,224)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		11,181,667	10,158,333	11,181,667	10,158,333

See accompanying condensed notes to interim financial statements

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From May 11,
			2004
	Six Months Ended		(Inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,033)	$(140,955)	$(759,224)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Amortization and depreciation	8,551	8,941	43,047
Options granted for services	-	-	89,205
Amortization of beneficial conversion	1,839	627	6,774
Prepaid expenses	-	7,972	-
Payroll advances	-	-	-
Accounts payable	14,965	9,342	31,062
Related party payables	69,467	-	81,161
Accrued expenses	(1,309)	(434)	2,863
Net cash used by operating activities	(18,521)	(111,498)	(505,068)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(39,356)
Net cash used by investing activities		-	(39,356)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Acquisition of subsidiary and reorganization	-	-	(4,000)
Stock issued for cash	16,000	103,241	548,500
Proceeds from loan payable, related party	-	5,000	5,000
Payment of loan payable, related party	-	-	(5,000)
Net cash provided by financing activities	16,000	108,241	544,500

Net increase (decrease) in cash and cash equivalents	(2,521)	(3,257)	76

Cash at beginning of period	2,597	11,701	-

Cash at end of period	$76	$8,444	$76

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
License acquired by issuance of stock options	$-	$-	$137,500
Note payable issued for license	$-	$-	$25,000

See accompanying condensed notes to interim financial statements.

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

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

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operations.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $759,224 incurred through December 31, 2006 and has no revenues.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31,	June 30,
	2006	2006
Plant assets	$23,820	$23,820
Office equipment	15,535	15,535
Subtotal	39,355	39,355
Less accumulated depreciation	(19,368)	(15,399)
	$19,990	$23,956

Depreciation expense on tangible assets for the periods ended December 31, 2006 and 2005 was $1,983 and $1,983, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

The Company accounted for this transaction by recording a license cost of $137,500, a payable of $25,000 for the amount of cash to be paid on May 25, 2007, and issuing the options valued at $112,500.  The Company has determined that the estimated useful life of the license is 15 years, and is amortizing the license over that period of time.  The useful life is based upon the expected underlying patents and provisional patent filings.  Amortization expense was $4,582 for each of the six months ended December 31, 2006 and 2005.

The debt owed to Dr. Vose is convertible into shares of common stock at a rate of $0.20 per share, or 125,000 shares, at his discretion.

The $25,000 note relating to the license was discounted for the difference in the effective interest of 12% and the lack of a stated interest rate and is considered a beneficial conversion feature.  Following EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated the value of the beneficial conversion feature of the note and recorded the value as a discount on debt on its balance sheets.  The beneficial conversion (or discount), valued and recorded at $7,527, is being amortized (effectively, a decreasing discount to debt) as interest expense over the life of the loan, or three years.  Interest expense for the six months ended December 31, 2006 and 2005 was $1,839 and $2,376, respectively.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of $0.001 par common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended December 31, 2006, the Company issued no shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company pays consulting fees of $2,500 to an officer of the Company on an as-needed basis for work done on behalf of the Company.  During the quarter ended December 31, 2006, the Company had not paid or incurred any consulting fees.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay a royalty on certain sales.  This is more fully described in Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time.  The discussion of the Registrant’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.  This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

Integrated Micrometallurgical Systems, Inc.’s (the “Company” or “IMS”) financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   IMS uses cash and cash equivalents as its primary measure of liquidity.  Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

As of December 31, 2006, we had a working capital deficiency of $115,009, compared to a working capital deficiency of $29,365 for the year ended June 30, 2006.  This is due primarily from an increase in related party payables and accrued libilities.  This must be read in conjunction with the notes to the financial statements of  June 30, 2006.

Results of Operations

Results of operations for the three months ended December 31, 2006, compared to the three months ended December 31, 2005 are as follows:

Revenues

Total revenues amounted to $0. for the three months ended December 31, 2006 compared to $0. for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $52,409 for the three months ended December 31, 2006 compared to $77,897 for the corresponding period in the prior year, a decrease of $25,488.  This is due primarily to decreases in general and administrative and consulting expenses.

Net Income or Loss

Net loss amounted to $53,328 for the three months ended December 31, 2006 compared to a net loss of $79,646 for the corresponding period in the prior year, a decrease of $26,318.  The decrease in net loss is due primarily to a decrease in general and administrative expenses.

Results of Operations

Results of operations for the six months ended December 31, 2006, compared to the six months ended December 31, 2005 are as follows:

Revenues

Total revenues amounted to $0. for the six months ended December 31, 2006 compared to $0. for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $110,195 for the six months ended December 31, 2006 compared to $144,037 for the corresponding period in the prior year, a decrease of $33,842.  This is due primarily to decreases in general and administrative and consulting expenses.

Net Income or Loss

Net loss amounted to $112,033 for the six months ended December 31, 2006 compared to a net loss of $140,955 for the corresponding period in the prior year, a decrease of $28,922.  The decrease in net loss is due primarily to a decrease in general and administrative expenses.

Plan of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by contributions or loans from shareholders.  We are still in the development stage, and the only operations we have commenced consist of the development of our products for market.  In the year ended June 30, 2006, we had a net loss of $126,875, compared to a net loss of $250,812 at December 31, 2005 (the former year end of the Company).  We consider a comparison of the two years to be meaningful, although, in the prior year, we were not engaged in any business activities, other than finding a suitable merger candidate

ITEM 3. CONTROLS AND PROCEDURES

The Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report.  Based on such evaluation, the Registrant’s Chief Executive Officer has concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in the Registrant’s internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued during the nine months ended December 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended December 31, 2006.

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

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.

BY: /s/ H. Werner Huss -------------------------------------- H. Werner Huss, President Chief Executive Officer Date: February 21, 2007

Exhibit 31.1

302(a) CERTIFICATIONS

I, Hans-Werner Huss, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Integrated Micrometallurgical Systems, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)  evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness  of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies and material weakness in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:February 20, 2007

/s/ H. Werner Huss

H. Werner Huss,

President and Chief Executive Officer

Exhibit 32.1

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.

CERTIFICATION PURSUANT TO 18 USC SECTION 1350, AS ADOPTED PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the periodic report of INTEGRATED MICROMETALLURGICAL SYSTEMS, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended December 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), I, Hans-Werner Huss, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Date:  February 20, 2007

By: /s/ H. Werner Huss

              H. Werner Huss, President

              Chief Executive Officer