Form 10QSB
period 2007-03-31
INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
filed 2007-10-23
CIK 1357577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of March 31, 2007, there were 11,200,000 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

Integrated Micrometallurgical Systems, Inc.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of March 31, 2007 (unaudited)

and June 30, 2006 (audited)

            1

Statements of Operations (unaudited) for the three and nine

months ended March 31, 2007 and 2006

            2

Statements of Cash Flows (unaudited) for the nine

              months ended March 31, 2007 and 2006

           3

Notes to Financial Statements

           4

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE) BALANCE SHEETS
	JUNE 31,
	2007	JUNE, 30
	(unaudited)	2006

ASSETS

CURRENT ASSETS
Cash	300	2,597
Total Currents Assets	300	2,597
PROPERTY AND EQUIPMENT, NET	18,005	23,956

OTHER ASSETS NET	111,528	118,403

TOTAL ASSETS	129,833	144,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	31,061	16,096
Related party payables	105,666	11,694
Accrued liabilities	2,863	4,172
Total Current Liabilities	139,590	31,962

LONG TERM LIABILITIES
Note payable – related party	25,000	22,408
Total Long-Term Liabilities	25,000	22,408

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value;
200,000,000 shares authorized, 11,200,000
and 11,120,000 shares issued and
outstanding, respectively	11,200	11,120
Additional paid-in capital	742,577	726,657
Accumulated deficit	(788,534)	(647,191)
Total Stockholders’ Equity	(34,757)	90,586

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$129,833	$144,956

See accompanying condensed notes to interim financial statements

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

						From May 11,
						2004
						(Inception)
		Three Months Ended March 31,		Nine Months Ended March 31,		to March 31,
		2007	2006	2007	2006	2007
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization and depreciation		4,276	4,233	12,826	12,826	47,323
Consulting expense		-	11,601	-	26,805	163,053
Salary and wages		18,445	21,519	55,335	55,925	199,269
General and administrative expenses		5,836	8,924	33,439	52,045	167,391
Research and development		-	18,820	37,151	55,726	204,851
Total Operating Expenses		28,557	65,097	138,751	203,327	781,887

LOSS FROM OPERATIONS		(28,557)	(65,097)	(138,751)	(203,327)	(781,887)

OTHER INCOME (EXPENSE)
Interest income		-	-	-	-	880
Interest expense		(753)	(639)	(2,592)	(2,376)	(7,527)
Total Other Income (Expense)		(753)	(639)	(2,592)	(2,376)	(6,647)

LOSS BEFORE TAXES		(29,310)	(65,736)	(141,343)	(205,703)	(788,534)

INCOME TAX EXPENSE		-	-	-	-	-

NET LOSS		$(29,310)	$(65,736)	$(141,343)	$(205,703)	$(788,534)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		11,193,889	10,840,000	11,193,889	10,840,000

See accompanying condensed notes to interim financial statements

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From May 11,
			2004
	Nine Months Ended		(Inception)
	March 31,	March 31,	to March 31,
	2007	2006	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,343)	$(205,703)	$(788,534)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Amortization and depreciation	12,826	12,825	47,322
Options granted for services	-	-	89,250
Amortization of beneficial conversion	2,592	2,376	7,527
Accounts payable	14,965	12,097	31,062
Related party payables	93,972	-	105,666
Accrued expenses	(1,309)	799	2,863
Net cash used by operating activities	(18,297)	(177,606)	(504,844)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(39,356)
Net cash used by investing activities	-	-	(39,356)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Acquisition of subsidiary and reorganization	-	-	(4,000)
Stock issued for cash	16,000	166,002	548,500
Proceeds from loan payable, related party	-	-	5,000
Payment of loan payable, related party	-	-	(5,000)
Net cash provided by financing activities	16,000	166,002	544,500

Net increase (decrease) in cash and cash equivalents	(2,297)	(11,604)	300

Cash at beginning of period	2,597	11,701	-

Cash at end of period	$300	$97	$300

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
License acquired by issuance of stock options	$-	$-	$112,500
Note payable issued for license	$-	$-	$25,000

See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2007

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

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

Accounting Pronouncements – Recent

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $788,534 incurred through March 31, 2007 and has no revenues.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to begin sales of the Company’s systems, license the NeoMetx™ technology, raise additional equity capital and decrease debt.  The Company plans on continuing to reduce expenses. With small gains from any combination of sales of systems, licensing of technology, custom processing international sales and providing research and development services for third parties, management believes that it will eventually be able to reverse the present deficit.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through strategic alliances with larger corporations, licensing of the NeoMetx™ technology and the sale of systems.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At March 31, 2007 and 2006, the Company had no capitalized research and development costs.

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

NOTE 3 – DEFERRED TAX ASSET

At March 31, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $268,000, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2007.  The significant components of the deferred tax asset at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	June 30,
	2007	2006
Net operating loss carryforward	$788,000	$558,000

Deferred tax asset	$268,000	$189,000
Deferred tax asset valuation allowance	(268,000)	(189,000)
Net deferred tax asset	$-	$-

At March 31, 2007, the Company has net operating loss carryforwards of approximately $788,000, which expire in the years 2025 and 2026.  Not included in the above calculations is $89,250 for stock options granted that are not deductible for tax purposes.  The change in the allowance account from June 30, 2006 to March 31, 2007 was $79,000.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	March 31,	June 30,
	2007	2006
Plant assets	$23,820	$23,820
Office equipment	15,535	15,535

Subtotal	39,355	39,355
Less accumulated depreciation	(21,350)	(15,399)
	$18,005	$23,956

Depreciation expense on tangible assets for the periods ended March 31, 2007 and 2006 was $1,984 and $1,941, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 – TECHNOLOGY LICENSE AGREEMENT AND TRANSACTION

On May 25, 2004, the Company signed an agreement with Dr. Paul Vose, a consultant, who granted exclusive rights to patents and applications relating to the patents for use by the Company.  These patents are related to the NeoMetx™ technology that is the foundation of the Company’s business plan.  Under the agreement, the Company will pay to Dr. Vose $25,000 cash and 1,250,000 options valued at $112,500 in a one-time payment, due May 25, 2007.  The Company also agrees to pay to Dr. Vose a 3% royalty on the net selling price of any products, equipment, consumables or services sold by the Company that uses the technologies under the patents.

The Company accounted for this transaction by recording a license cost of $137,500, a payable of $25,000 for the amount of cash to be paid on May 25, 2007, and issuing the options valued at $112,500.  The Company has determined that the estimated useful life of the license is 15 years, and is amortizing the license over that period of time.  The useful life is based upon the expected underlying patents and provisional patent filings.  Amortization expense for the nine months ended March 31, 2007 and 2006 was $20,628.

The $25,000 note relating to the license was discounted for the difference in the effective interest of 12% and the lack of a stated interest rate.  The discount, $7,527, is being amortized as interest expense over the life of the loan, or three years.  Interest expense for the nine months ended March 31, 2007 and 2006 was $2,592 and $2,376, respectively.

The debt is convertible into shares of common stock at a rate of $0.20 per share, or 125,000 shares at the discretion of Dr. Vose.

Following EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated the value of the beneficial conversion feature of the note and recorded the value as a discount on debt on its balance sheets.  The beneficial conversion, valued and recorded at $7,527, is being amortized (effectively, a decreasing discount to debt) over the life of the debt, which has a term of three years.  Interest expense for the period ended March 31, 2007 and 2006 was $2,592 and $2,376, respectively.

NOTE 6 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 200,000,000 shares of $0.001 par common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the nine months ended March 31, 2007, the Company issued 80,000 shares of common stock for cash in the amount of $16,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company acquired a loan for a total of $2,500 on March 23, 2007 from a current shareholder of the Company.  The underlying loan is due one year from the loan agreement date and bears an interest rate of 6%.

The Company acquired a loan for a total of $500 on March 7, 2007 from a current shareholder of the Company.  The underlying loan is due one year from the loan agreement date and bears an interest rate of 6%.

The Company acquired a loan for a total of $1,000 on February 22, 2007 from a current shareholder of the Company.  The underlying loan is due one year from the loan agreement date and bears an interest rate of 6%.

The Company acquired a loan for a total of $2,000 on January 9, 2007 from a current shareholder of the Company.  The underlying loan is due one year from the loan agreement date and bears an interest rate of 6%.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay a royalty on certain sales.  This is more fully discussed in NOTE 5.

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

As of March 31, 2007, we had a working capital deficiency of $139,290, compared to a working capital deficiency of $29,365 for the year ended June 30, 2006.  This is due primarily from an increase in related party payables and accrued liabilities.  This must be read in conjunction with the notes to the financial statements of  June 30, 2006.

Results of Operations

Results of operations for the three months ended March 31, 2007, compared to the three months ended March 31, 2006 are as follows:

Revenues

Total revenues amounted to $0. for the three months ended March 31, 2007 compared to $0. for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $29,310 for the three months ended March 31, 2007 compared to $65,736 for the corresponding period in the prior year, a decrease of $36,426.  This is due primarily to decreases in general and administrative, consulting, and research and development expenses.

Net Income or Loss

Net loss amounted to $29,310 for the three months ended March 31, 2007 compared to a net loss of $65,736 for the corresponding period in the prior year, a decrease of $36,426.  The decrease in net loss is due primarily to a decrease in consulting and research development expenses.

Results of Operations

Results of operations for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006 are as follows:

Revenues

Total revenues amounted to $0. for the nine months ended March 31, 2007 compared to $0. for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $141,343 for the nine months ended March 31, 2007 compared to $205,703 for the corresponding period in the prior year, a decrease of $64,360.  This is due primarily to decreases in general and administrative, consulting, research and development expenses.

Net Income or Loss

Net loss amounted to $141,343 for the nine months ended March 31, 2007 compared to a net loss of $205,703 for the corresponding period in the prior year, a decrease of $64,360.  The decrease in net loss is due primarily to a decrease in general and administrative, consulting, and research and developement expenses.

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

No securities were issued during the nine months ended March 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2007.

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

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.

BY: /s/ H. Werner Huss -------------------------------------- H. Werner Huss, President Chief Executive Officer Date: October 1, 2007