Form 10QSB/A
period 2007-03-31
INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
filed 2007-10-26
CIK 1357577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-QSB

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2007

OR

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

           3

Notes to Financial Statements

           4

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC. (A DEVELOPMENT STAGE ENTERPRISE) BALANCE SHEETS
	MARCH 31,
	2007	JUNE, 30
	(unaudited)	2006

ASSETS

CURRENT ASSETS
Cash	300	2,597
Total Currents Assets	300	2,597
PROPERTY AND EQUIPMENT, NET		23,956

OTHER ASSETS NET	111,528	118,403

TOTAL ASSETS	129,833	144,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	31,061	16,096
Related party payables	105,666	11,694
Accrued liabilities	2,863	4,172
Total Current Liabilities	139,590	31,962

LONG TERM LIABILITIES
Note payable – related party	25,000	22,408
Total Long-Term Liabilities	25,000	22,408

COMMITMENTS AND CONTINGENCIES	-	-

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