Form 10KSB
period 2007-06-30
INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
filed 2007-11-21
CIK 1357577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2007

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
Commission file number: 000-51870
State or other jurisdiction of incorporation or organization: NEVADA
I.R.S. Employer Identification Number: 20-0667864

7025 North Espe
Spokane, Washington 99217-9788
Telephone: (509) 922-8804
COMMON STOCK $0.001 PAR VALUE

Securities registered under Section 12(b) of the Exchange Act

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold was $97,000.*

The number of shares of Common Stock, par value $0.001, of the issuer outstanding as of September 30, 2007, was 11,200,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.
Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

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

PART I

Item 1. Business.

Business Development

On June 29, 2006 Integrated Micrometallurgical Systems, Inc. (“IMS or the Company”), a Nevada corporation and ECZ, Inc. (“ECZ”), a Nevada corporation and a reporting company under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) whereby IMS acquired all of the outstanding shares of common stock of ECZ from its sole shareholder. IMS was the surviving corporation in the transaction and its officers and directors became those of the surviving corporation. Subsequent to the merger, the Company elected to change its year end from December 31 to June 30. Management’s discussion and analysis compares the year end June 30, 2007 to the short year ending June 30, 2006.

ECZ was a blank check company incorporated on December 21, 2005. ECZ had no business activities prior to the date of the Acquisition Agreement. Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, IMS is the successor issuer to ECZ for reporting purposes under the Exchange Act. The purpose of this transaction was for IMS to succeed to the registration status of ECZ under the Exchange Act pursuant to Rule 12g-3. ECZ, a reporting company was not engaged in any business. ECZ was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate.

Introduction, Business Strategy

IMS intends to market a unique processing technology in the field of science known as Tribology. The Company intends to also market custom equipment in the field of industrial coatings or sometimes referred to as metal protection technologies. The Company utilizes a proprietary technology called NeoMetx(tm) for its coating process. NeoMetx(tm) technology offers metal surface coating to reduce friction, wear, and corrosion of mechanisms with direct metal-to-metal contact. Conventional methods of metal coating generally consist of thermal spray of layers of material onto the surfaces to reduce friction and wear, which subsequently require maintenance as surface treatments often crack, chip, peel and delaminate. The NeoMetx(tm) technology creates an entirely new surface, which alters the molecular structure of the surface metal, by dispersing dry chemical compounds into the substrate of the treated piece. The end product becomes part of the metal, unlike conventional treatments where layers adhere to the surface.

NeoMetx(tm) was developed by Dr. Paul Vose. As the inventor, Dr. Vose holds the patent pending applications on this process, which have been assigned to the Company pursuant to an exclusive License Agreement between Dr. Voss and the Company. Dr. Vose is not a shareholder in the Company, but will receive certain consideration in the form of a royalty for all goods and services sold by the company. The license of this technology allows IMS to continue Research and Development, as well as to undertake commercialize of the processing technology. The exclusive License Agreement relates to intellectual property, trade secrets and several applications for patents.

IMS intends to commercialize this technology through variety of strategies; 1) through licensing activities and sales of disposable compounds; 2) through the sale of custom processing equipment; and 3) by processing metal components for third parties as a vendor. IMS, subject to securing additional working capital, will move forward with the commercialization process, while at the same time continuing to conduct a research and development effort to further improve this technology and discover new applications.

Our executive offices are located at 7925 North Espe, Spokane, WA 99217-9788

IMS was incorporated in Nevada on May 10, 2004, and our fiscal year end is June 30.

Integrated Micrometallurgical Systems Business Strategy

The Company intends to market a processing technology and sell custom processing equipment which is tailored to specific applications in the field of industrial coatings. The general objectives of the processes available in the industrial coating field are increased resistance against wear and corrosion. The NeoMetx(tm) process results in a final product with at least the same or better performance than other products on the market, which are more complex than the NeoMetx(tm) process. One of the major advantages of the NeoMetx(tm) process is that the coating can be applied at “normal” atmospheric conditions and deliver a finished end product with an integrated-reengineered surface without a layer on top of the original surface. This makes the NeoMetx(tm) product easier to apply, at a lower cost and with no compromise in the tolerances of the component.

While many of the other coating processes could be replaced by the NeoMetx(tm) process, the realistic characterization is that this transition will take time, but because it offers a lower cost with improved performance, over time it could replace some of the coating processes currently being used.

The company operates in the field of industrial coatings, in a competitive and very fragmented environment on the supplier side, and diverse industries on the customer side. Our objective will be to grow into a full service company, whereby it will subcontract many of the tasks. The following is a summary of the products and services to be offered, providing the basis for revenues:

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

Marketing and Sales

We do not intend to manufacture the products we may develop. We intend to contract out the manufacturing of the systems and products to third party companies. We intend to license to, or enter into strategic alliances with companies in the surface treatment industry who can manufacture and/or market our products, if any, through their distribution networks. We may, however, do the initial marketing for the different products, before deciding on the cooperation partners, and may undertake such activities as sales through a franchising network for specific products, in which case we would subcontract the manufacturing of the product(s), and outsource the distribution. The best suited business form will be decided on a case-by-case basis.

We plan to expand our business by undertaking the following marketing strategies:

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

Patents and Intellectual Property

We are substantially dependent on our ability to obtain and maintain patents and proprietary rights for our product candidates, particularly those relating to the technology underlying our core technology which relates to methods we use to treat metal surfaces with the NeoMetx(tm) process, our lead product and to avoid infringing on the proprietary rights of others.

Below is a summary and status of the various patent applications and trademarks filed as of this date and to be owned by the Company.

A patent filed October 12, 2004 titled Compositions and Methods Relating to Tribology. Filing Receipt # *OC000000014332796*. Code for filing abroad under the Paris Convention is serial number US60/618,285. This is the master patent by which all other patents will be based. Response to first set of comments from U.S. Patent and Trade Office (USPTO) was filed on October 4, 2005 including a response to file missing parts including declaration, the legal assignment to Integrated Micrometallurgical Systems, Inc. with copy of the license agreement, formal figures and preliminary amendments. A secondary set of comments from the U.S. Patent and Trade Office is expected in September or October 2006.  Current status is Patent Pending and management of the Company believes confirmation will be forthcoming.

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

A copy of the patent titled Compositions and Methods Relating to Tribology was filed with the International Bureau of World Intellectual Property Organization (WIPO) on October 11, 2005. The filing receipt is PCT/US2005/036915. The patent was accepted under the Patent Cooperation Trade Agreement and published on April 20, 2006 under publication number WO 2006/042317 A2.

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

Exclusive Technology License Agreements

On May 25, 2004, pursuant to an Exclusive Technology License Agreement and Right to Purchase Patents entered into with ECZ, Inc., our predecessor in interest, IMS obtained an exclusive license from Paul Voss Ph.D. to a patent application and any proprietary technology developed by Dr. Voss. A patent application covered by the license agreement relating to this technology titled “Compositions and Methods Relating to Tribology” was subsequently filed on October 12, 2004 and as of this date has not yet been issued. Dr. Voss also agreed, in the event that he was granted domestic or foreign patents in the future, Dr. Voss would within 60 days; assign all right, title and interest in such patents to IMS. IMS must pay a royalty of 3% percent of the net selling price per unit of any licensed product sold by IMS. IMS was granted the right to enter into exclusive sublicenses concerning the licensed technology upon written authorization from Paul Voss. IMS will retain 70% of any royalty income and must pay Dr. Voss 30% of any royalty income on all product royalty income per unit received by IMS from a sub-licensee. In addition, IMS undertakes to pay Dr. Voss fifty percent of any license fee paid as part of a sub-license agreement.

Under the License Agreement, we are obligated to pay all patent related costs including filing, prosecution and maintenance costs. Dr. Voss, the licensor, has the first right to bring suit against any third party infringers and is responsible for all of our costs and expenses incurred in conjunction with such suit. If Dr. Voss chooses not to bring such a suit, we have the right to do so, and will pay the costs and expenses of such a suit against a third party infringer. Either party shall be entitled to recovery of damages in a suit against a third party infringer brought by that party.

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

Competition

In the field of coating and surface treatment, many different processes are known today. The field includes a number of well established competitors, who have more years of experience in the coating industry and are better financed to capture market share of the metal coating business. Some of the larger competitors in the coating arena include: Praxair Surface Technologies, Inc., Akzo Nove, Inc., Balzer, Inc., White Engineering, Inc., Accurate Metallizaing, Inc., Northeast Coating, Inc., Precision Coating, Inc., Metallurgical Processing, Inc., Sulzer Plasma, Inc., South West Impreglon, Inc. Each of these companies covers an extensive spectrum of different coating processes.

Employees

We currently have one part time employee who serves as an officer and director, two consultants on retainer, one of which is an officer and director and we utilize part time employees on an as needed basis. Until the Company can demonstrate profitability on a consistent basis and secure additional operating capital, the Company does not plan on adding any full time employees.

Item 2. Description of Property.

Our operations are conducted from our offices in Spokane, Washington. We sub-lease approximately 1,000 square feet of office and research and development space in Spokane, Washington on a month by month renewable basis. At present there is no monthly amount due, under the agreement and no amount accrued. If, and when, we obtain financing, rent will be negotiated and paid monthly.

Item 3. Legal Proceedings.

We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

Item 4. Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our stockholders as of this date.

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

Transfer Agent, Warrant and Registrar

We are acting as our own transfer agent. As of June 30, 2007 there were approximately 48 holders of record of IMS’s common stock, of which 11,200,000 were issued and outstanding.

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2007.

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

(1)
On May 11, 2004 the shareholders of IMS adopted the 2004 Stock Option Plan with 2,525,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of IMS.

(2)
On May 11, 2004, we granted options outside of our 2004 Stock Option Plan to IMS shareholders other than officers, directors, employees, consultants and advisors. No securities have been issued at this time.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

During 2004, the Company made a private offering of shares of common stock of the Company pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended, whereby it sold 1,325,500 shares of the restricted Common Stock of the Company for cash of $265,000.

During 2005, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 782,500 shares of the restricted Common Stock of the Company for cash of $156,500.

From January 1, 2006 until June 30, 2007 the company sold an additional 512,000 share of restricted common stock pursuant to Regulation D, Rule 506 for cash of $102,500.

From inception until June 30, 2007, the Company has issue a total of 2,620,000 shares at $.20 per share to a total of 59 individuals and companies. All were deemed to be accredited investors. These shares were issued pursuant certain exempts from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 504 and 506 of the Securities Act. Gross proceeds of $524,000 were paid to IMS in this private placement as of June 30, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by contributions or loans from shareholders. We are still in the development stage, and the only operations we have commenced consist of the development of our products for market. In the year ended June 30, 2007, we had a net loss of $173,418, compared to a net loss of $126,875 at June 30, 2006. We consider a comparison of the two years to be meaningful, although, in the prior year, we were not engaged in any business activities, other than finding a suitable merger candidate.

Liquidity and Capital Resources.

As of June 30, 2007, we had $1,268 in cash, total current assets of $1,268 and a working capital deficit of $180,556, compared to a working capital deficit of $29,365 at June 30, 2006. We consider a comparison of the two years to be meaningful, although, in the prior year, we were not engaged in any business activities, other than finding a suitable merger candidate.

Net cash used in operating activities during the fiscal year ended June 30, 2007 was $17,329, compared to net cash used of $197,340 during the six months ended June 30, 2006. We attribute the change to an increase in post merger operating expenses, and, therefore, a comparison with the prior year is meaningful, although the company was not engaged in business operations, other than the finding of a suitable merger candidate.

Net cash from financing activities for the fiscal year ended June 30, 2007 was $16,000. Net cash from financing activities for the year ended June 30, 2006 was $298,894. A comparison of the prior year is meaningful, as significant financing activities occurred.

Our current real estate sub-lease is on a month to month basis and requires a 30 day written notice to vacate. We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	sales of the Company’s systems, if any;

•	licensing of technology; and

•	through future private equity or debt financing.

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

Since inception, we have financed our operations and capital needs from private placements of our common stock and financial contributions or loans from our shareholders. We have no revenues, have experienced losses, and anticipate continuing to experience losses until the third or fourth quarter of 2008, when we expect that our operations can be commenced and we will start to generate limited revenue. We are dependent upon equity offerings of our common stock and contributions from our principals to finance our operations. We intend to commence a private offering of up to $1.0 million in common stock within the next twelve months, but there can be no assurance that this offering will be successful. Alternatively, we will rely on our principal shareholders for financial contributions. However, there are no firm commitments from our principal shareholders to contribute further capital at this time.

Plan of Operations

In General.

Since commencement of operations, our efforts have been principally devoted to research and development activities, including the development of core technology, testing various applications of our technology, conducting additional research & development, recruiting management personnel and advisors, and raising additional capital.

Our current business strategy is to concentrate our financial resources primarily on the further development of our metal surface treatment technology and processing equipment designed to utilize our technology and related products. In addition to the conducting tests on products submitted to us by third party companies, we plan to continue to undertake research and development on our core technology and designing processing and application systems and equipment.

The Company’s management has established a plan for the Company’s operation. This plan sets the stage for the Company’s operational objective and will serve as the foundation for detailed procedures. The plan is grounded on management’s experience at different function levels in a variety of industries. This knowledge, together with information about peer companies, is an invaluable resource for determining the direction of the Company.

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

•	The basis for the Company’s success is the development of an advanced NeoMetx(tm) process. Therefore, continued R & D is extremely important in order to stay ahead of the competition.

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

Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves research and development activities on all levels of our NeoMetx(tm) technology.

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

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us. We will need to raise additional capital or generate additional revenue to complete our development of products and systems. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the twelve month period ending June 30, 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the financial statements included in this Form 10-KSB. Our critical accounting policies are:

Revenue recognition: Revenue is recognized when amounts earned are fixed and determinable.

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

We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years. Therefore, we expect that we will need additional future financings in order to carry out our plan of operations beyond the next twelve months.

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

We have a limited operating history upon which investors may base an evaluation of our likely future performance. Since we began operations, we have been engaged in developing our research programs, recruiting outside directors and key consultants. We have not generated any revenue to date. Our only income other than equity financings has been a modest amount of interest income. As of June 30, 2007, we had an accumulated deficit of $820,607 and our operating losses are continuing.

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

We expect to incur substantial operating losses for at least the next several years. We currently have sufficient capital resources to fund our operations, with necessary adjustments to our general and administrative budget. We currently have no sources revenue and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products. If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

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

Under our license agreement with Dr. Paul Voss, we have the right to pursue any actions against third parties for infringement of the patent rights covered by those agreements. Under those arrangements we are not obligated to share any recovery from infringement suits brought by us. If we do not bring an infringement action, our licensor may bring such action and will be entitled to any recovery.

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

As of June 30, 2007, our directors and executive officers beneficially owned approximately 43% of our outstanding common stock. As a result, our controlling stockholders are able to control all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of IMS that may be favored by other stockholders.

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

There are many companies, both public and private, including well-known manufacturing and processing companies, engaged in developing new types of metallic surface treatments. Our major competitors are currently large companies such as Praxair Surface Technologies, Inc., Akzo Nove, Inc., Balzer, Inc., White Engineering, Inc., Accurate Metallizaing, Inc., Northeast Coating, Inc., Precision Coating, Inc., Metallurgical Processing, Inc., Sulzer Plasma, Inc., South West Impreglon, Inc. Each of these companies covers an extensive spectrum of different coating processes.

These are large and diversified companies with far ranging capabilities to market their products, processes and systems and to develop follow on products. In addition, until such time as the company secures additional capital we do not have the capability of marketing our systems or services and will have to enter into a collaborative relationship with a larger company in order to market our systems and services.

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

Our business, services and products will, in the future, expose us to potential product liability risks that are inherent in the manufacturing and marketing of products and systems use for the treatment of metallic surfaces. If we cannot successfully defend ourselves against liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. We do not carry product liability insurance at this time. We may not be able to obtain insurance at a reasonable cost, if at all.

Other Risks

There is currently no market for our common stock; if listed, the price of our stock may experience considerable volatility.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 29, 2006 the board of directors of IMS, Inc. unanimously passed resolutions dismissing the independent accounting firm Beckstead and Watts, LLP, Certified Public Accountants, 3340 Wynn Road, Suite B, Las Vegas, Nevada 89102 and appointing the independent accounting firm Williams & Webster, PS., Certified Public Accountants, 601 W. Riverside, Suite 1940, Spokane, Washington 99201 to audit the financial statements of IMS from inception to the year ending June 30, 2007. The board of directors dismissed the accounting firm Beckstead and Watts because that firm had performed the audits for ECZ, Inc., the blank check reporting company that IMS acquired for $4,000 and merged with on June 29, 2006 and was not familiar with the business of IMS, the surviving corporation.

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

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of IMS are as follows:

Name	Age	Position

H. Werner Huss	64	Chairman, President, CEO
Larry K. Davis	47	Director, CFO, COO & Secretary
Jake Huber	64	Director
Ted Wagner	47	Director & VP

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

Ted Wagner: Director and Vice President

Mr. Wagner graduated from Washington State University in 1993 with a Bachelor of Science degree in Mechanical Engineering. He then worked at Johnson Matthey, a manufacturer of high purity metals used in computer chips. In 1993, he began working at RAHCO International, Inc., a custom mining equipment designer and manufacturer. While at RAHCO, Mr. Wagner developed equipment systems for some of the largest surface mines in the world, including properties owned by BHP-Billiton, Codelco, and Phelps-Dodge. As part of the supply of those systems, he helped coordinate the work of other manufacturers, such as Thyssen-Krupp and MAN-Takraf, as well as fabrication shops in North and South America. Mr. Wagner has substantial experience with heavy equipment and conveyor belt systems as one of the start up engineers on the Cananea, Mexico copper project where RAHCO commissioned mobile mining equipment. In 1999, he became Senior Application Engineer for RAHCO, integrating different bulk material handling methods to solve complex material handling problems for clients. In 2004, he was selected as one of the Lead Engineers for the mobile material handling system on the copper heap leach pad at the Chuquicamata Mina Sur project in Chile.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Item 10. Executive Compensation.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us from inception in May 2004 and for the last three fiscal years ended June 30, 2007, June 30, 2006 and December 31, 2005 to our Chief Executive Officer (the “Named Operating Officer”). None of the other executive officers of IMS had an annual salary and bonus for any fiscal year that exceeded $100,000.
		Annual Compensation
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation (1)

Larry K. Davis Director, CFO and COO	2007	$0	$0	$0
	2006	$36,890	$0	$0
	2005	$73,780	$0	$0
HH. Werner Huss CEO and President	2007	$0	$0	$0
	2006	$0	$0	$0
	2005	$0	$0	$32,500

Option Grants in Fiscal Year 2007

There were no option grants to our Named Executive Officer in 2005, 2006 and 2007. No option grants have been made to any of our executive officers under the IMS 2004 Stock Option Plan to date. We have not granted any stock appreciation rights from the Plan.

Aggregate Option Exercises in Fiscal Year 2004 Year End Option Values

In May of 2004, 1,275,000 options were granted and held by the Executive Officers as of June 30, 2007.

The fair value of each option granted is estimated on the grant date using the Black Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 5%; volatility of 50%; expected life of 3 years; no dividends to be paid. The value of the options was $0.07 per share, or $89,250, which has been expensed as a consulting fee.

Compensation of Directors

We did not pay our non-employee directors (Messrs. Wagner, Huber and Huss) for attending board meetings in 2004, 2005, 2006 or 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2007 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers and directors and (c) by all executive officers and directors of IMS as a group. As of June 30, 2007 there were 11,200,000 shares of our common stock issued and outstanding. The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of June 30, 2007 upon the exercise of all 1,275,000 options and other rights beneficially owned on that date. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.
			Amount
Title	Name and Address		of shares	Percent
of	of Beneficial		held by	of
Class	Owner of Shares	Position	Owner	Class(1)

Common	Werner Huss(2)	Chairman	1,950,000	17.64%
Common	Larry K. Davis(3)	Director/COO CFO/Sec.	2,500,000	22.60%

Common	Jake Huber(4)	Director	300,000	4.00%
Common	Ted Wagner(5)	Director/VP	100,000.90
Common	Tam Cheuk Ho(6)	Shareholder	1,000,000	9.04%
Common	Wong Wa On Edward(7)	Shareholder	1,000,000	9.04%
All Executive Officers, Directors as a Group (5 persons)			4,850,000	43.86%

(1)	The percentages listed in the Percent of Class column are based upon 11,200,000 issued and outstanding shares of Common Stock and of June 30, 2007.
(2)	Werner Huss, 1328 So. Bundy, #2, Los Angeles, CA. 90025
(3)	Larry K. Davis, 7925 N. Espe, Spokane, WA 99217-9788
(4)	Jake Huber, 405 Tenagaln, Verdi, NV. 89439
(5)	Ted Wagner, 35925 N Pike Road, Deer Park, WA 99217-9788
(6)	Tam Cheuk Ho, Room 2105, West Tower, Shun Tak Centre, 168-200 Connaught Road Central, Sheung Wan, Hong Kong
(7)	Wong Wa On Edward, Wong Wa On Edward, Unit 2301-2, 23/F., SUP Tower, 75-83 King's Road, North Point, Hong Kong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Integrated Micrometallurgical Systems, Inc., (a Nevada corporation and development stage company) as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from May 11, 2004 (inception) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Mircometallurgical Systems, Inc. as of June, 30, 2007 and 2006 and the results of its operations, stockholders equity and its cash flows for the year then ended and for the period from May 11, 2004 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 19, 2007

Item 12. Financial Statements.

The financial statements as set forth under Item 7 of this report are incorporated by reference.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	June 30,	June 30,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$1,268	$2,597
Total Current Assets	1,268	2,597

PROPERTY AND EQUIPMENT, NET	16,021	23,956

OTHER ASSETS, NET	109,295	118,403

TOTAL ASSETS	$126,584	$144,956

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$31,061	$16,096
Related party payables	147,901	11,694
Accrued liabilities	2,862	4,172
Total Current Liabilities	181,824	31,962

LONG-TERM LIABILITIES
Note payable - related party, net	11,590	22,408
Total Long-Term Liabilities	11,590	22,408

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 11,200,000 and 11,120,000 shares issued and outstanding, respectively	11,200	11,120
Additional paid-in capital	742,577	726,657
Accumulated deficit	(820,607)	(647,191)
Total Stockholders' Equity	(66,830)	90,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,584	$144,956

The accompanying notes are an integral part of these financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From May 11,
			2004
	Year Ended	Six Months Ended	(Inception)
	June 30,	June 30,	to June 30,
	2007	2006	2007

REVENUES	$-	-	$-

OPERATING EXPENSES

Amortization and depreciation	17,103	20,059	51,599
Consulting expense	0	-	163,053
Salary and wages	73,780	39,974	217,713
General and administrative expenses	42,792	113,320	176,744
Research and development	37,151	-	204,851
Total Operating Expenses	170,826	173,353	813,960

LOSS FROM OPERATIONS	(170,826)	(173,353)	(813,960)

OTHER INCOME (EXPENSE)
Interest income	-	-	880
Interest expense	(2,592)	(3,675)	(7,527)
Total Other Income (Expense)	(2,592)	(3,675)	(6,647)

LOSS BEFORE TAXES	(173,418)	(177,027)	(820,607)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(173,418)	(177,027)	$(820,607)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,191,250	10,158,333

The accompanying notes are an integral part of these financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Common stock issued for cash
at $0.001 per share	8,500,000	$8,500	$-	$-	$8,500

Options granted for consulting
services	-	-	89,250	-	89,250

Options granted for license	-	-	112,500	-	112,500

Benefical conversion feature
of note payable-related party	-	-	7,527	-	7,527

Common stock issued for cash
at $0.20 per share	1,325,000	1,325	263,675	-	265,000

Net loss for the year ended
December 31, 2004	-	-	-	(269,504)	(269,504)

Balance December 31, 2004	9,825,000	9,825	472,952	(269,504)	213,273

Common stock issued for cash
at $.20 per share	782,500	783	155,717	-	156,500

Net loss for the year ended
December 31, 2005	-	-	-	(250,812)	(250,812)

Balance December 31, 2005	10,607,500	10,608	628,669	(520,316)	118,961

Common stock issued for cash
at $0.20 per share	512,500	512	101,988	-	102,500

Merger and recapitalization	-	-	(4,000)	-	(4,000)

Net loss for the six months ended
June 30, 2006	-	-	-	(126,875)	(126,875)

Balance June 30, 2006	11,120,000	$11,120	$726,657	$(647,191)	$90,586
Commom stock issued for cash
at $0.20 per share	80,000	80	15,920		16,000

Net loss for the year ended June 30, 2007	-	-	-	(173,416)	(173,416)

Balance June 30, 2007	11,200,000	11,200	742,578	(820,607)	(66,830)

The accompanying notes are an integral part of these financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

		Six Months	From May 11,
	Year Ended June 30,	Ended June 30,	2004 (Inception) to June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,418)	$(126,875)	$(820,609)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:			-
Amortization and depreciation	17,103	7,429	51,599
Options granted for services	-	-	89,250
Amortization of beneficial conversion	2,592	1,299	7,527
Payroll advances	-	7,000	-
Accounts payable	14,905	6,753	31,002
Related party payables	122,799	11,694	134,493
Accrued expenses	(1,310)	3,354	2,862
Net cash used by operating activities	(17,329)	(89,346)	(503,876)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(39,356)
Net cash used by investing activities	-	-	(39,356)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Acquisition of subsidiary and reorganization	-	(4,000)	(4,000)
Stock issued for cash	16,000	102,500	548,500
Deposit on stock purchase	-	(10,000)	-
Proceeds from loan payable, related party	-	-	5,000
Payment of loan payable, related party	-	(5,000)	(5,000)
Net cash provided by financing activities	16,000	83,500	544,500

Net increase (decrease) in cash and cash equivalents	(1,329)	(5,846)	$1,268

Cash at beginning of period	2,597	8,444	-

Cash at end of period	$1,268	$2,597	$1,268

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
License acquired by issuance of stock options	$-	$-	$112,500
Note payable issued for license	$-	$-	$25,000
Beneficial conversion feature of note payable	$-	$-	$7,527

The accompanying notes are an integral part of these financial statements.

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

Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date (the measurement provisions); and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial condition and results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

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

At June 30, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and 2006.

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

At June 30, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $279,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at June 30, 2007. The significant components of the deferred tax asset at June 30, 2007 and 2006 were as follows:

	June 30, 2007	June 30, 2006
Net operating loss carryforward	$820,607	$558,000

Deferred tax asset	$279,000	$189,000
Deferred tax asset valuation allowance	(279,000)	(189,000)
Net deferred tax asset	$-	$-

At June 30, 2007, the Company has net operating loss carryforwards of $820,607, which expire in the years 2024 and 2027. Not included in the above calculations is $89,250 for stock options granted that are not deductible for tax purposes. The change in the allowance account from June 30, 2006 to June 30, 2007 was $43,000.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 3.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $820,607 incurred through June 30, 2007 and has no revenues. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At June 30, 2007 and 2006, the Company had no capitalized research and development costs.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2007	June 30, 2006
Plant assets	$23,820	$23,820
Office equipment	15,535	15,535

Subtotal	39,355	39,355
Less accumulated depreciation	(23,334)	(15,399)
	$16,021	$23,956

Depreciation expense on tangible assets for the periods ended June 30, 2007 and 2006 was $7,935 and $2,846, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – TECHNOLOGY LICENSE AGREEMENT AND TRANSACTION

On May 25, 2004, the Company signed an agreement with Dr. Paul Vose, a consultant, who granted the Company exclusive rights to patents and applications relating to the patents for use by the Company. These patents are related to the NeoMetx™ technology, an essential part of the Company’s business plan. Under the agreement, the Company will pay Dr. Vose $25,000 cash and 1,250,000 options valued at $112,500 in a one-time payment, May 25, 2007. (See Note 6.) The Company also agreed to pay to Dr. Vose a 3% royalty on the net selling price of any products, equipment, consumables or services sold by the Company that uses the technologies under the patents.

The Company accounted for this transaction by recording a license cost of $137,500, a payable of $25,000 for the amount of cash to be paid on May 25, 2007, and issuing the options valued at $112,500. The Company has determined that the estimated useful life of the license is 15 years, and is amortizing the license over that period of time. The useful life is based upon the expected underlying patents and provisional patent filings. Amortization expense for the six months ended June 30, 2007 and 2006 was $9,167 and $9,167 respectively.

The debt is convertible into shares of common stock at a rate of $0.20 per share, or 125,000 shares at the discretion of Dr. Vose.

The $25,000 note relating to the license was discounted for the difference in the effective interest of 12% and the lack of a stated interest rate and is considered a beneficial conversion feature. Following EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated the value of the beneficial conversion feature of the note and recorded the value as a discount on debt on its balance sheets. The beneficial conversion (or discount), valued and recorded at $7,527, is being amortized (effectively, a decreasing discount to debt) as interest expense over the life of the loan, or three years. Interest expense for the year ended June 30, 2007 and the six months ended June 30, 2006 was $2,592, and $1,299 respectively.

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

During the year ended June 30, 2006, the Company issued 512,500 shares of common stock valued at $0.20 per share for cash of $102,500.

During the year ended June 30, 2007, the Company issued 80,000 shares of common stock valued at $0.20 per share for cash of $16,000.

NOTE 6 – STOCK OPTIONS

During the year ended December 31, 2004, the Company granted to its founding officers 1,275,000 options to purchase shares of common stock. This amount was 15% of the shares these same officers purchased for par. See Note 5. The Company also granted 1,250,000 options to Dr. Paul Vose as part of a licensing agreement. See Note 4.

No stock options were granted during the year ended December 31, 2005 or the period ended June 30, 2006 and 2007.

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

The following is a summary of the Company's non-qualified and non-stockholder approved options granted:

	Shares Under Options	Weighted Average Exercise Price

Options at May 11, 2004	-	-
Options issued	2,525,000	$0.20
Options at December 31, 2004	2,525,000	$0.20
Options exercisable at December 31, 2004	2,525,000	$0.20

Weighted average fair value of options granted at December 31, 2004		$0.08

Options at January 1, 2005	2,525,000	$0.20
Options issued	-	-
Options at December 31, 2005	2,525,000	$0.20
Options exercisable at December 31, 2005	2,525,000	$0.20

Weighted average fair value of options granted at December 31, 2005		-

Options at January 1, 2006	2,525,000	$0.20
Options issued	-	-
Options at June 30, 2006	2,525,000	$0.20
Options exercisable at June 30, 2006	2,525,000	$0.20

Weighted average fair value of options granted at June 30, 2006		-

Options at January 1, 2007	2,525,000	$0.20
Options issued	-	-
Options at June 30, 2007	2,525,000	$0.20
Options exercisable at June 30, 2007	2,525,000	$0.20

Weighted average fair value of options granted at June 30, 2007		-

NOTE 7 – NOTE PAYABLE

At June 30, 2007, the Company had notes payable as follows: $9,980 to Suncraft Limited for business operations, $6,400 to Triax Capital Management for business operations and $1,500 to a shareholder of the Company for business operations. Notes payable-long term on the balance sheet is $114,255, the sum of the $9,980 Suncraft Limited note, the $6,400 Triax Capital Management note and $1,500, the long-term portion of the shareholder’s note.

The notes payable have the following terms: The Suncraft Limited note has a 6% interest rate, no monthly interest payments and payment of the principal is due in full on June 29, 2010. The Triax Capital Management notes have maturity dates of January 9, 2008, February 22, 2008, March 7, 2008, March 23, 2008, and April 20, 2008, when the principals are due in full. The shareholder’s note has a 6% interest rate, no monthly interest payments and payment of the principal is due in full on October 31, 2009.

The Company issued a promissory note, for a total of $5,000 on October 17, 2005 to a shareholder of the Company. The underlying loan is unsecured and due on demand and does not bear interest. During the period ended June 30, 2006, the Company repaid the loan. For additional information on related party transactions, see Notes 4 and 8.

NOTE 8 – RELATED PARTY TRANSACTIONS

For additional information on related party transactions, see Notes 4.

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

On October 15th, 2006 the company entered into a 3 year lease agreement with U.S. Dent Master for office space. Monthy payments are $400 per month. Rent expense was $4,000 and $4,400 as of June 30, 2007 and 2006 respectively.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. For the fiscal years ended June 30, 2007 and 2006 respectively, we paid $9,000 and $6,000 for audit fees.

Audit Related Fees/All Other fees/Tax Fees. We did not pay our auditors for any other services in 2006, and 2007.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Spokane, Washington on this 20 day of November, 2007.

Integrated Micrometallurgical Systems, INC.

By:	/s/ H. Werner Huss
H. Werner Huss
President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 20th day of November, 2007.

Signature	Title

/s/ H. Werner Huss	Director, President & Chief Executive Officer
(Principal Executive Officer)

/s/ Larry K. Davis	Director, Chief Financial Officer,
Secretary, Chief Operating Officer
(Principal Financial and Accounting Officer)

/s/ Ted Wagner	Director and Vice President
Ted Wagner

/s/ Jake Huber, Ph.D.	Director
Jake Huber, Ph.D.