Form 10QSB
period 2007-09-30
INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
filed 2007-11-21
CIK 1357577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2007

OR
☐
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
As of September 30, 2007, there were 11,200,000 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐No ☒

Integrated Micrometallurgical Systems, Inc.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	September 30,
	2007	June 30,
	(unaudited)	2007
ASSETS

CURRENT ASSETS
Cash	$655	$1,268
Total Current Assets	655	1,268

PROPERTY AND EQUIPMENT, NET	14,038	16,021

OTHER ASSETS, NET	107,003	109,295

TOTAL ASSETS	$121,696	$126,584

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$31,061	$31,061
Related party payables	166,345	147,901
Accrued liabilities	2,863	2,862
Total Current Liabilities	200,269	181,824

LONG-TERM LIABILITIES
Note payable - related party	11,590	11,590
Total Long-Term Liabilities	11,590	11,590

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value;
200,000,000 shares authorized, 11,200,000
issued and outstanding, respectively	11,200	11,200
Additional paid-in capital	742,577	742,577
Accumulated deficit	(843,940)	(820,607)
Total Stockholders' Equity	(90,163)	(66,830)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$121,696	$126,584

See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From May 11,
			2004
			(Inception)
	Three Months Ended September 30,		To Sept 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Amortization and depreciation	4,276	4,276	55,875
Consulting expense	-	-	163,053
Salary and wages	18,445	18,445	236,159
General and administrative expenses	612	16,490	177,357
Research and development	-	18,575	204,851
Total Operating Expenses	23,333	57,786	837,295

LOSS FROM OPERATIONS	(23,333)	(57,786)	(837,295)

OTHER INCOME (EXPENSE)
Interest income	-	-	880
Interest expense	-	(919)	(7,527)
Total Other Income (Expense)	-	(919)	(6,647)

LOSS BEFORE TAXES	(23,333)	(58,705)	(843,942)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(23,333)	$(58,705)	(843,942)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,200,000	10,158,333

See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From
			May 11, 2004
	Three Months Ended		(Inception)
	September 30,	September 30,	To June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,333)	$(58,705)	$(843,942)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Amortization and depreciation	4,275	4,276	55,874
Options granted for services	-	-	89,250
Amortization of beneficial conversion	-	919	7,527
Accounts payable	-	5,521	31,002
Related party payables	18,444	30,446	152,937
Accrued expenses	1	-	2,863
Net cash used by operating activities	(613)	(17,543)	(504,489)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(39,356)
Net cash used by investing activities	-	-	(39,356)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Acquisition of subsidiary and reorganization	-	-	(4,000)
Stock issued for cash	-	16,000	548,500
Proceeds from loan payable, related party	-	-	5,000
Payment of loan payable, related party	-	-	(5,000)
Net cash provided by financing activities	-	16,000	544,500

Net increase (decrease) in cash and cash equivalents	(613)	(1,543)	655

Cash at beginning of period	1,268	2,597	-

Cash at end of period	$655	$1,054	655

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
License acquired by issuance of stock options	$-	$-	$112,500
Note payable issued for license	$-	$-	$25,000
Beneficial conversion feature of note payable			$7,527

See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $843,942 incurred through September 30, 2007 and has no revenues. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized license costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2007 and 2006, the Company had no capitalized research and development costs.

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

NOTE 3 – DEFERRED TAX ASSET

At September 30, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $286,940, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at September 30, 2007. The significant components of the deferred tax asset at September 30, 2007 and June 30, 2007 were as follows:

	September 30,	June 30,
	2007	2007
Net operating loss carryforward	$843,942	$820,607

Deferred tax asset	$286,940	$279,006
Deferred tax asset valuation allowance	(286,940)	(279,006)
Net deferred tax asset	$-	$-

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

At September 30, 2007, the Company has net operating loss carryforwards of approximately $844,000, which expire in the years 2025 and 2026. Not included in the above calculations is $89,250 for stock options granted that are not deductible for tax purposes. The change in the allowance account from June 30, 2007 to September 30, 2007 was $7,934.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	September 30,	June 30,
	2007	2007
Plant assets	$23,820	$23,820
Office equipment	15,535	15,535

Subtotal	39,355	39,355
Less accumulated depreciation	(25,317)	(23,334)
	$14,038	$16,021

Depreciation expense on tangible assets for the periods ended September 30, 2007 and 2006 was $1,984 and $1,984, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

The Company accounted for this transaction by recording a license cost of $137,500, a payable of $25,000 for the amount of cash to be paid on May 25, 2007, and issuing the options valued at $112,500. The Company has determined that the estimated useful life of the license is 15 years, and is amortizing the license over that period of time. The useful life is based upon the expected underlying patents and provisional patent filings. Amortization expense for the three months ended September 30, 2007 and 2006 was $2,292 and $2,292 respectively.

The $25,000 note relating to the license was discounted for the difference in the effective interest of 12% and the lack of a stated interest rate. The discount, $7,527, is being amortized as interest expense over the life of the loan, or three years. Interest expense for the three months ended September 30, 2007 and 2006 was $0 and $919, respectively.

The debt is convertible into shares of common stock at a rate of $0.20 per share, or 125,000 shares at the discretion of Dr. Vose.

Following EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated the value of the beneficial conversion feature of the note and recorded the value as a discount on debt on its balance sheets. The beneficial conversion, valued and recorded at $7,527, is being amortized (effectively, a decreasing discount to debt) over the life of the debt, which has a term of three years. Interest expense for the period ended September 30, 2007 and 2006 was $0 and $919, respectively.

NOTE 6 – CAPITAL STOCK

Common Stock
The Company is authorized to issue 200,000,000 shares of $0.001 par common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three months ended September 30, 2007, the Company did not issue any shares of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

None during July 1, 2007 through September 30, 2007.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

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

As of September 30, 2007, we had a working capital deficiency of $199,614, compared to a working capital deficiency of $180,556 for the year ended June 30, 2007.  This is due primarily from an increase in related party payables and accrued liabilities.

Results of Operations

Results of operations for the three months ended September 30, 2007, compared to the three months ended September 30, 2006 are as follows:

Revenues
Total revenues amounted to $0. for the three months ended September 30, 2007 compared to $0. for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $23,333 for the three months ended September 30, 2007 compared to $57,786 for the corresponding period in the prior year, a decrease of $34,453. This is due primarily to decreases in general and administrative, consulting, and research and development expenses.

Net Income or Loss

Net loss amounted to $23,333 for the three months ended September 30, 2007 compared to a net loss of $58,705 for the corresponding period in the prior year, a decrease of $35,372.  The decrease in net loss is due primarily to a decrease in consulting and research development expenses.

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

No securities were issued during the three months ended September, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended September 30, 2007.

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
H. Werner Huss, President
Chief Executive Officer

Date: November 20, 2007