Form 10QSB
period 2007-12-31
INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
filed 2008-02-14
CIK 1357577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-51870

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-0667864
(State or jurisdiction of incorporation or organization)	(I.R.S Employer I.D No.)

7025 North Espe Spokane, Washington 99217-9788
(Address of principal executive offices)

(509) 922-8804
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of December 31, 2007, there were 11,295,000 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Integrated Micrometallurgical Systems, Inc.
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of December 31, 2007 (unaudited) and June 30, 2007 (audited)	1

	Statements of Operations (unaudited) for the three and six months ended December 31, 2007 and 2006	2

	Statements of Cash Flows (unaudited) for the six months ended December 31, 2007 and 2006	3

	Notes to Financial Statements	4

Item 2.	Plan of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	December 31, 2007 (unaudited)	June 30, 2007
ASSETS

CURRENT ASSETS
Cash	$4,681	$1,268
Total Current Assets	4,681	1,268

PROPERTY AND EQUIPMENT, NET	12,053	16,021

OTHER ASSETS, NET	104,712	109,295

TOTAL ASSETS	$121,446	$126,584

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$41,705	$31,061
Related party payables	161,495	147,901
Accrued interest payable	2,425
Accrued liabilities	7,726	2,862
Total Current Liabilities	213,351	181,824

LONG-TERM LIABILITIES
Note payable - related party	16,440	11,590
Total Long-Term Liabilities	16,440	11,590

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 11,295,000 and 11,200,000 shares issued and outstanding, respectively	30,200	11,200
Additional paid-in capital	742,577	742,577
Accumulated deficit	(881,122)	(820,607)
Total Stockholders' Equity	(108,345)	(66,830)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,446	$126,584

See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

	Three Months Ended December 31		Six Months Ended December 31,		From May 11, 2004 (Inception) To December 31,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization and depreciation	4,276	4,276	8,551	8,551	60,150
Consulting expense	-	18,575	-	37,151	163,053
Salary and wages	-	18,445	18,445	36,890	236,159
General and administrative expenses	30,482	11,103	31,095	27,602	207,837
Research and development	-	-	-	-	204,851
Total Operating Expenses	34,758	52,409	58,091	110,194	872,050

LOSS FROM OPERATIONS	(34,758)	(52,409)	(58,091)	(110,194)	(872,050)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	880
Interest expense	(2,425)	(919)	(2,425)	(1,839)	(9,952)
Total Other Income (Expense)	(2,425)	(919)	(2,425)	(1,839)	(9,072)

LOSS BEFORE TAXES	(37,183)	(53,328)	(60,516)	(112,033)	(881,122)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(37,183)	$(53,328)	$(60,516)	$(112,033)	(881,122)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ Nil	Nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,256,667	11,181,667	11,228,333	11,181,667

See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Six Months Ended		From May 11, 2004 (Inception)
	December 31, 2007	December 31, 2006	To December 31, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,516)	$(112,033)	$(881,122)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization and depreciation	8,551	8,551	60,150
Options granted for services	-	-	89,250
Amortization of beneficial conversion	-	1,839	7,527
Accounts payable	10,644	14,965	41,645
Related party payables	18,445	69,467	152,935
Accrued expenses	4,864	(1,309)	7,726
Net cash used by operating activities	(18,012)	(18,521)	(521,888)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(39,356)
Net cash used by investing activities	-	-	(39,356)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Acquisition of subsidiary and reorganization	-	-	(4,000)
Stock issued for cash	19,000	16,000	567,500
Proceeds from loan payable, related party	-	-	5,000
Interest payable, related party	2,425	-	2,425
Payment of loan payable, related party	-	-	(5,000)
Net cash provided by financing activities	21,425	16,000	565,925

Net increase (decrease) in cash and cash equivalents	3,414	(2,521)	4,681

Cash at beginning of period	1,268	2,597	-

Cash at end of period	$4,681	$76	4,681

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
License acquired by issuance of stock options	$-	$-	$137,500

Note payable issued for license	$-	$-	$25,000

Beneficial conversion feature of note payable	$	$	$7,527

See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $881,122 incurred through December 31, 2007 and has no revenues.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized license costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2007 and 2006, the Company has no capitalized research and development costs.

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

NOTE 3 – INCOME TAXES

At December 31, 2007 and June 30, 2007, the Company had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes, multiplied by an expected rate of 34% of approximately $299,581.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2007 and June 30, 2007.  The significant components of the deferred tax asset at December 31, 2007 and June 30, 2007 were as follows:

	December 31,	June 30,
	2007	2007
Net operating loss carryforward	$881,122	$820,607

Deferred tax asset	$299,581	$279,006
Deferred tax asset valuation allowance	(299,581)	(279,006)
Net deferred tax asset	$-	$-

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

At December 31, 2007 and June 30, 2007, the Company has net operating loss carryforwards of approximately $881,122 and 820,607 respectively, which expire in the years 2024 throught 2027.  Included in the above calculations is $89,250 for stock options granted that are not deductible for tax purposes.  The change in the allowance account from June 30, 2007 to December 31, 2007 was $20,575.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31,	June 30,
	2007	2007
Plant assets	$23,820	$23,820
Office equipment	15,535	15,535

Subtotal	39,355	39,355
Less accumulated depreciation	(27,302)	(23,334)
	$12,053	$16,021

Depreciation expense on tangible assets for the six month periods ended December 31, 2007 and 2006 was $1,984 and $1,984, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 – TECHNOLOGY LICENSE AGREEMENT AND TRANSACTION

On May 25, 2004, the Company signed an agreement with Dr. Paul Vose, a consultant, who granted exclusive rights to patents and applications relating to the patents for use by the Company.  These patents are related to the NeoMetx™ technology that is the foundation of the Company’s business plan.  Under the agreement, the Company agreed to pay Dr. Vose $25,000 cash and 1,250,000 options valued at $112,500 in a one-time payment, due May 25, 2007.  The Company also agreed to pay to Dr. Vose a 3% royalty on the net selling price of any products, equipment, consumables or services sold by the Company that uses the technologies under the patents.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

The Company accounted for this transaction by recording a license cost of $137,500, a payable of $25,000 for the amount of cash to be paid and issued the options valued at $112,500.  The Company has determined that the estimated useful life of the license is 15 years, and is amortizing the license over that period of time.  The useful life is based upon the expected underlying patents and provisional patent filings.  Amortization expense for the three months ended December 31, 2007 and 2006 was $0 and $4,582 respectively.

The $25,000 note relating to the license was discounted for the difference in the effective interest of 12% and the lack of a stated interest rate.  The discount, $7,527, is being amortized as interest expense over the life of the loan, or three years.  Interest expense for the three months ended December 31, 2007 and 2006 was $0 and $2,376, respectively.

The debt is convertible into shares of common stock at a rate of $0.20 per share, or 125,000 shares at the discretion of Dr. Vose.

Following EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated the value of the beneficial conversion feature of the note and recorded the value as a discount on debt on its balance sheets.  The beneficial conversion, valued and recorded at $7,527, is being amortized (effectively, a decreasing discount to debt) over the life of the debt, which has a term of three years.  Interest expense for the period ended December 31, 2007 and 2006 was $0 and $2,376, respectively.

NOTE 6 – CAPITAL STOCK

Common Stock
The Company is authorized to issue 200,000,000 shares of $0.001 par common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the three months ended December 31, 2007, the Company issued 95,000 shares of common stock at $.20 per share.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company pays consulting fees of $2,500 to an officer of the Company on an as-needed basis for work done on behalf of the Company.  During the three and six months periods ended December 31, 2007 and 2006, the company had not paid or incurred any consulting fees.

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

As of December 31, 2007, we had a working capital deficiency of $208,670, compared to a working capital deficiency of $180,556 for the year ended June 30, 2007.  This is due primarily from an increase in current liabilities.

Results of Operations

Results of operations for the three months ended December 31, 2007, compared to the three months ended December 31, 2006 are as follows:

Revenues
Total revenues amounted to $0 for the three months ended December 31, 2007 compared to $0 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $34,758 for the three months ended December 31, 2007 compared to $52,409 for the corresponding period in the prior year, a decrease of $17,651.  This is due primarily to decreases in general and administrative, consulting, and research and development expenses.

Net Income or Loss

Net loss amounted to $37,183 for the three months ended December 31, 2007 compared to a net loss of $53,328 for the corresponding period in the prior year, a decrease of $16,145.  The decrease in net loss is due primarily to a decrease in consulting and research development expenses.

Results of Operations

Results of operations for the six months ended December 31, 2007, compared to the six months ended December 31, 2006 are as follows:

Revenues
Total revenues amounted to $0.00 for the six months ended December 31, 2007 compared to $0.00 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $58,091 for the six months ended December 31, 2007 compared to $110,194 for the corresponding period in the prior year, a decrease of $52,103.  This is due primarily to decreases in general and administrative and consulting expenses.

Net Income or Loss

Net loss amounted to $60,516 for the six months ended December 31, 2007 compared to a net loss of $112,033 for the corresponding period in the prior year, a decrease of $51,517.  The decrease in net loss is due primarily to a decrease in consulting expense, and wage expenses.

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

No securities were issued during the three months ended December 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended December 31, 2007.

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