Form 10QSB
period 2008-03-31
INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
filed 2008-05-16
CIK 1357577

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended
                             March 31, 2008
                             --------------

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to __________

                     Commission file number 000-51870
                     --------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of March 31, 2008, there were 11,295,000 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

               Integrated Micrometallurgical Systems, Inc.
                                   INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2008 (unaudited)
          and June 30, 2007                                           1

          Statements of Operations (unaudited) for the three and
          nine months ended March 31, 2008 and 2007                   2

          Statements of Cash Flows (unaudited) for the nine
          months ended March 31, 2008 and 2007                        3

          Notes to Financial Statements                               4

Item 2.   Plan of Operations                                          9

Item 3.   Controls and Procedures                                     11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            12

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
-----------------------------------------------------------------------------

BALANCE SHEETS
                                              March 31,
                                                2008        June 30,
                                             (unaudited)      2007
                                             -----------  ------------
ASSETS

  CURRENT ASSETS
    Cash                                     $      508   $     1,268
                                             -----------  ------------
      Total Current Assets                          508         1,268
                                             -----------  ------------

  PROPERTY AND EQUIPMENT, NET                    10,069        16,021
                                             -----------  ------------

  OTHER ASSETS, NET                             102,420       109,295
                                             -----------  ------------

  TOTAL ASSETS                               $  112,997   $   126,584
                                             ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                         $   46,040   $    31,061
    Related party payables                      161,386       147,901
    Accrued interest payable                      3,435             -
    Accrued liabilities                           7,726         2,862
                                             -----------  ------------
      Total Current Liabilities                 218,587       181,824
                                             -----------  ------------

  LONG-TERM LIABILITIES
    Note payable - related party                 16,550        11,590
                                             -----------  ------------
      Total Long-Term Liabilities                16,550        11,590
                                             -----------  ------------

  COMMITMENTS AND CONTINGENCIES                       -             -
                                             -----------  ------------

  STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value;
      200,000,000 shares authorized,
      11,295,000 and 11,200,000 shares
      issued and outstanding, respectively       11,295        11,200
    Additional paid-in capital                  761,482       742,577
    Accumulated deficit                        (894,917)     (820,607)
                                             -----------  ------------
      Total Stockholders' Equity               (122,140)      (66,830)
                                             -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  112,997   $   126,584
                                             ===========  ============

  See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------


STATEMENTS OF OPERATIONS


                                                                 From May 11,
                Three Months Ended         Nine Months Ended          2004
                      March 31,                 March 31,         (Inception)
              ------------------------  ------------------------ To March 31,
                  2008         2007         2008         2007         2008
              (unaudited)  (unaudited)  (unaudited)  (unaudited)  (unaudited)
              -----------  -----------  -----------  -----------  -----------
REVENUES      $        -   $        -   $        -   $        -   $        -
              -----------  -----------  -----------  -----------  -----------

OPERATING
 EXPENSES
Amortization
 and depreciation  4,276        4,276       12,827       12,827       64,427
Consulting
 expense               -            -            -            -      163,053
Salary and
 wages                 -       18,445       18,445       55,335      236,159
General and
 administrative
 expenses          8,508        5,826       39,603       33,439      216,345
Research and
 development           -            -            -       37,151      204,851
              -----------  -----------  -----------  -----------  -----------
Total Operating
 Expenses         12,784       28,556       70,875      138,751      884,835
              -----------  -----------  -----------  -----------  -----------
LOSS FROM
 OPERATIONS      (12,784)     (28,556)     (70,875)    (138,751)    (884,835)
              -----------  -----------  -----------  -----------  -----------

OTHER INCOME
 (EXPENSE)
Interest
 income                -            -            -            -          880
Interest
 expense          (1,009)        (753)      (3,435)      (2,592)     (10,962)
              -----------  -----------  -----------  -----------  -----------
Total Other
 Income
 (Expense)        (1,009)        (753)      (3,435)      (2,592)     (10,082)

LOSS BEFORE
 TAXES           (13,793)     (29,310)     (74,310)    (141,343)    (894,917)

INCOME TAX
 EXPENSE               -            -            -            -            -
              -----------  -----------  -----------  -----------  -----------

NET LOSS      $  (13,793)  $  (29,310)  $  (74,310)  $ (141,343)  $ (894,917)
              ===========  ===========  ===========  ===========  ===========


NET LOSS PER
 COMMON SHARE,
 BASIC AND
 DILUTED      $       Nil  $       Nil  $    (0.01)  $    (0.01)
              ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
 NUMBER OF
 COMMON SHARES
 OUTSTANDING,
 BASIC AND
 DILUTED      11,295,000   11,120,000   11,250,556   11,181,667
              ===========  ===========  ===========  ===========

  See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS


                                                                 From May 11,
                                           Nine Months Ended          2004
                                                March 31,         (Inception)
                                        ------------------------ To March 31,
                                            2008         2007         2008
                                        (unaudited)  (unaudited)  (unaudited)
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $  (74,310)  $ (141,343)  $ (894,917)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Amortization and depreciation           12,827       12,826       64,427
    Options granted for services                 -            -       89,250
    Amortization of beneficial
     conversion                                  -        2,592        7,527
    Accounts payable                        14,979       14,965       45,981
    Related party payables                  18,445       93,972      152,935
    Accrued expenses                         4,864       (1,309)       7,726
                                        -----------  -----------  -----------
Net cash used by operating activities      (23,195)     (18,297)    (527,071)
                                        -----------  -----------  -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Purchase of fixed assets                       -            -      (39,356)
                                        -----------  -----------  -----------
  Net cash used by investing activities          -            -      (39,356)
                                        -----------  -----------  -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Acquisition of subsidiary and
    reorganization                               -            -       (4,000)
  Stock issued for cash                     19,000       16,000      567,500
  Proceeds from loan payable, related
    party                                        -            -        5,000
  Interest payable, related party            3,435            -        3,435
  Payment of loan payable, related party         -            -       (5,000)
                                        -----------  -----------  -----------
Net cash provided by financing activities   22,435       16,000      566,935
                                        -----------  -----------  -----------

Net increase (decrease) in cash and
  cash equivalents                            (760)      (2,297)         508

Cash at beginning of period                  1,268        2,597            -
                                        -----------  -----------  -----------

Cash at end of period                   $      508   $      300   $      508
                                        ===========  ===========  ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                     $        -   $        -
                                        ===========  ===========
  Interest paid                         $        -   $        -
                                        ===========  ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  License acquired by issuance of
    stock options                       $        -   $        -   $  137,500

  Note payable issued for license       $        -   $        -   $   25,000

  Beneficial conversion feature of
    note payable                        $        -   $        -   $    7,527

  See accompanying condensed notes to interim financial statements.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008
-----------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

Going Concern
-------------
As shown in the accompanying financial statements, the Company had an accumulated deficit of $894,917 incurred through March 31, 2008 and has no revenues. The Company is currently evaluating various strategies regarding the raising of additional operating capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008
-----------------------------------------------------------------------------

Research and Development
------------------------
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized license costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At March 31, 2008 and 2007, the Company has no capitalized research and development costs.

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.


NOTE 3 - INCOME TAXES

At March 31, 2008 and June 30, 2007, the Company had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes, multiplied by an expected rate of 34% of approximately $304,000.
As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2008 and June 30, 2007. The significant components of the deferred tax asset at March 31, 2008 and June 30, 2007 were as follows:

                                        March 31, 2008   June 30, 2007
                                        --------------   -------------
Net operating loss carryforward         $     894,900    $    820,600
                                        ==============   =============

Deferred tax asset                      $     304,000    $    279,000
Deferred tax asset valuation allowance       (304,000)       (279,000)
                                        --------------   -------------
Net deferred tax asset                  $           -    $          -
                                        ==============   =============

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008
-----------------------------------------------------------------------------

At March 31, 2008 and June 30, 2007, the Company has net operating loss carryforwards of approximately $894,900 and $820,600 respectively, which expire in the years 2024 through 2027. Included in the above calculations is $89,250 for stock options granted that are not deductible for tax purposes. The change in the allowance account from June 30, 2007 to March 31, 2008 was $74,300.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:


                                        March 31, 2008   June 30, 2007
                                        --------------   -------------
Plant assets                            $      23,820    $     23,820
Office equipment                               15,535          15,535
                                        --------------   -------------

Subtotal                                       39,355          39,355
Less accumulated depreciation                 (29,286)        (23,334)
                                        --------------   -------------
                                        $      10,069    $     16,021
                                        ==============   =============

Depreciation expense on tangible assets for the nine month periods ended March 31, 2008 and 2008 was $5,952 and $5,952, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 - TECHNOLOGY LICENSE AGREEMENT AND TRANSACTION

On May 25, 2004, the Company signed an agreement with Dr. Paul Vose, a consultant, who granted exclusive rights to patents and applications relating to the patents for use by the Company. These patents are related to the NeoMetx(TM) technology that is the foundation of the Company's business plan. Under the agreement, the Company agreed

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008
-----------------------------------------------------------------------------

to pay Dr. Vose $25,000 cash and 1,250,000 options valued at $112,500 in a one-time payment, due May 25, 2007. The Company also agreed to pay to Dr. Vose a 3% royalty on the net selling price of any products, equipment, consumables or services sold by the Company that uses the technologies under the patents.

The Company accounted for this transaction by recording a license cost of $137,500, a payable of $25,000 for the amount of cash to be paid and issued the options valued at $112,500. The Company has determined that the estimated useful life of the license is 15 years, and is amortizing the license over that period of time. The useful life is based upon the expected underlying patents and provisional patent filings. Amortization expense for the nine months ended March 31, 2008 and 2007 was $6,875 and $6,875 respectively.

The $25,000 note relating to the license was discounted for the difference in the effective interest of 12% and the lack of a stated interest rate. The discount, $7,527, is being amortized as interest expense over the life of the loan, or three years. Interest expense for the nine months ended March 31, 2008 and June 30, 2007 was $0 and $2,592, respectively.

The debt is convertible into shares of common stock at a rate of $0.20 per share, or 125,000 shares at the discretion of Dr. Vose.

Following EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company calculated the value of the beneficial conversion feature of the note and recorded the value as a discount on debt on its balance sheets. The beneficial conversion, valued and recorded at $7,527, is being amortized (effectively, a decreasing discount to debt) over the life of the debt, which has a term of three years. Interest expense for the period ended March 31, 2008 and June 30, 2007 was $0 and $2,592, respectively.

NOTE 6 - CAPITAL STOCK

Common Stock
------------
The Company is authorized to issue 200,000,000 shares of $0.001 par common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the nine months ended March 31, 2008, the Company issued 95,000 shares of common stock at $.20 per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

INTEGRATED MICROMETALLURGICAL SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008
-----------------------------------------------------------------------------

During the nine month period ended March 31, 2008 and 2007, the company had not paid or incurred any consulting fees.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2008, we had a working capital deficiency of $218,079, compared to a working capital deficiency of $165,803 for the year ended June 30, 2007. This is due primarily from an increase in current liabilities.

Results of Operations

Results of operations for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 are as follows:

Revenues

Total revenues amounted to $0 for the three months ended March 31, 2008 compared to $0 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $12,784 for the three months ended March 31, 2008 compared to $28,556 for the corresponding period in the prior year, a decrease of $15,772. This is due primarily to decreases in general and administrative, consulting, and research and development expenses.

Net Income or Loss

Net loss amounted to $13,793 for the three months ended March 31, 2008 compared to a net loss of $29,310 for the corresponding period in the prior year, a decrease of $15,517. The decrease in net loss is due primarily to a decrease in consulting and research development expenses.

Results of Operations

Results of operations for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007 are as follows:

Revenues

Total revenues amounted to $0 for the nine months ended March 31, 2008 compared to $0 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $70,875 for the nine months ended March 31, 2008 compared to $138,751 for the corresponding period in the prior year, a decrease of $67,876. This is due primarily to decreases in general and administrative and consulting expenses.

Net Income or Loss

Net loss amounted to $74,310 for the nine months ended March 31, 2008 compared to a net loss of $141,343 for the corresponding period in the prior year, a decrease of $67,033. The decrease in net loss is due primarily to a decrease in consulting expense, and wage expenses.


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

No securities were issued during the three months ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2008.

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


Date: May 12, 2008